Form 10-K
period 1994-01-29
TRAK AUTO CORP
filed 1994-04-29
CIK 716438

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

(Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (Fee Required) for the fiscal year ended   January 29, 1994

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required) for the transition period from ---------- to ----------

Commission file number    0-12202
                          -------

                              TRAK AUTO CORPORATION
- - ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    52-1281465
- - ------------------------------------          ------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)

3300 75th Avenue, Landover, Maryland                     20785
- - ------------------------------------          ------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (301) 731-1200
                                                       ---------------------

Securities registered pursuant to Section 12(b) of the Act:           NONE
                                                                    --------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.01 Per Share
- - ----------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At April 28, 1994, registrant had 6,053,818 shares of Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $27,689,000.

                      DOCUMENTS INCORPORATED BY REFERENCE.

1994 Proxy Statement for annual stockholders'
meeting to be held June 24, 1994.............  Part III Items 10-13.

The exhibit index begins at page 56 of this Form 10-K.

                                     Part I

Item 1.  Business

The term "Company", as used herein, refers, unless indicated otherwise, to Trak Auto Corporation ("Trak Auto") and its wholly-owned subsidiaries, including Trak Corporation ("Trak"), Super Trak Corporation ("Super Trak") and Trak DHC Corporation ("Trak DHC"). Dart Group Corporation ("Dart") owns 65.5% of the Company's outstanding common stock.

Operations

The Company operates retail discount specialty stores in the Washington, D.C., Richmond, Virginia, Chicago, Illinois and Los Angeles, California metropolitan areas.

The Company is engaged in the retail sale of a wide range of automobile parts and accessories for the do-it-yourself market. The Company's products include "hard parts" (such as alternators, starters, shock absorbers, fan belts, spark plugs, mufflers, thermostats, and wheel bearings), as well as motor oil, oil filters, headlights, batteries, waxes, polishes, car stereos, anti-freeze and windshield wipers. A typical store normally carries 10,000 different item numbers or SKU's. The Company does not sell tires and does not provide automotive service or installation.

During the year ended January 30, 1993, the Company organized Super Trak Corporation. Super Trak was organized as a Delaware corporation to operate retail auto part stores and is a wholly-owned subsidiary of the Company. Super Trak stores are similar to the Trak Auto stores described above, however, the stores provide additional services and merchandise. Super Trak stores carry approximately 5,000 more SKU's, concentrated primarily in application parts categories. Additionally, the stores feature special order services permitting customers access to virtually any automotive part, including engines. The stores also offer extensive technical assistance through computerized parts look-up, instruction for repairs, free use of specialized tools, and factory trained parts people. The Company is planning a conversion to the Super Trak concept through the opening of new stores and the conversion, relocation and expansion of its existing stores.

The Company's merchandise is generally purchased directly from a large number of manufacturers and suppliers. The Company's distribution system is computerized utilizing an automated replenishment and perpetual inventory system to generate shipments of product from distribution centers in Landover, Md., Bridgeview, Ill. and Ontario, California. The required items are generally assembled and packaged for delivery in the order in which they will be unpacked and displayed on the shelves at the retail stores, promoting store efficiency. Inventories are monitored both at stores and in the distribution centers to determine purchase requirements. The Company has a computerized point of sale ("POS") register system in every store. The Company uses scanners to identify most merchandise at the register and uses a price look-up function to price the sale. Most merchandise is pre-labeled with bar codes by the manufacturers.

The Company's merchandising philosophy is to develop strong consumer recognition and acceptance of its name by use of mass-media advertising to promote a broad selection of products at low prices. The Company emphasizes quality customer service through knowledgeable personnel and advanced technology such as electronic parts look-up, POS and computerized do-it-yourself aids.

Trak Auto stores are approximately 5,000 to 6,000 square feet and Super Trak stores range from 6,000 to 11,000 square feet. The Company's stores use modern fixtures and equipment and the interiors have been standardized, so that the interiors of new stores can be assembled quickly. The stores are open seven days a week.

The following table indicates the Company's store locations and the number of stores opened, closed and remodeled for the last five years.

                                            Number of Stores
                                         at end of fiscal year
                                   --------------------------------
 Metropolitan Area                 1990   1991   1992   1993   1994
 -----------------                 ----   ----   ----   ----   ----
 Washington, D.C. ............       74     77     81     84     86
 Baltimore, Maryland .........       14     14      6      0      0
 Richmond, Virginia ..........       14     14     15     15     15
 Chicago, Illinois ...........       93    100     99     99     97
 Los Angeles, California .....      113    119    121    119    116
 San Diego, California........        -      7     11      0      0
                                   ----   ----   ----   ----   ----
          Total ..............      308    331    333    317    314
                                   ====   ====   ====   ====   ====

Super Trak Stores
- - -----------------
 Opened during the year.......        -      -      -      1     10
 Closed during the year.......        -      -      -      -      1
Classic Trak Stores
- - -------------------
 Opened during the year.......       36     26     19      6      1
 Closed during the year.......        2      3     17     23     13
 Converted to Super Trak
   during the year............        -      -      -     11     52
 Remodeled during the year....        -      4      -      -      -

Super Trak Stores                     -      -      -     12     73
Classic Trak Stores                 308    331    333    305    241

The Company had 15 stores substantially damaged or completely destroyed in the Los Angeles civil disturbances at the end of the first fiscal quarter of 1993. Eleven of these stores have subsequently reopened and four stores remain closed. The Los Angeles earthquake in January of 1994 damaged two Trak Auto stores and one Super Trak resulting in their closing. The Super Trak reopened shortly after year-end while the two Trak Auto stores remain closed.

The Company has closed certain stores in various markets. At January 29, 1994, the Company had an accrual for closed stores of approximately $1,000,000 which represents estimated unrecoverable lease costs, the remaining book value of leasehold improvements and certain other costs. The net charge (income) was $(943,000), $500,000, and $3,162,000 during fiscal 1994, 1993, and 1992, respectively. Income during the year ended January 29, 1994 was the result of early lease terminations, net of cash buyouts. The Company continually reviews store operations and expects to close additional underperforming stores in the future.

A restructuring charge of $7,400,000 was recorded in 1993 for the anticipated costs associated with closing, relocating, expanding and converting existing stores to the new Super Trak concept. During the year ended January 29, 1994, approximately $600,000 was charged against this reserve.

No store contributed more than 1.0% to the Company's consolidated sales during the year ended January 29, 1994.

Relationship with Dart

Dart provides the Company with certain general and administrative services. Some of these services include executive management, accounting, personnel administration, legal and real estate. In addition, the Company provides similar services to Dart and its other subsidiaries. Some of these services are advertising administration, data processing and loss prevention. During the year ended January 29, 1994, such services resulted in a charge to the Company of $929,000 and a charge from the Company of $490,000. See Note 4 to the Consolidated Financial Statements and Item 2. Properties.

Competition

The business in which the Company is engaged is highly competitive. The Company competes with local, regional and national retail sellers of automobile parts and accessories. To some extent, the Company competes with garages, service stations, automobile dealers, supermarkets, and department, hardware and other stores. Some of the Company's competitors furnish service and installation, which are not offered by the Company. Many of its competitors have greater resources than the Company and the Company encounters strong price competition.

Employees

On January 29, 1994, the Company employed 2,480 full time and 1,690 part time persons engaged in retail, warehouse and administrative operations. The Company considers its relations with employees to be good.

Officers

The following table sets forth the names, ages and positions of the officers of the registrant. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders or until their successors are appointed.


       Name                    Age         Position
       ----                    ---         --------
    Herbert H. Haft            73          Chairman of the Board of
                                             Directors and Chief
                                             Executive Officer
    R. Keith Green             43          President
    Ron Marshall               40          Treasurer and Principal
                                           Financial Officer
    David B. MacGlashan        51          Principal Accounting
                                             Officer
    Robert E. Brann            42          Executive Vice President
    Thomas V. Reilly           46          Executive Vice President
    Dennis N. Weiss            48          Vice President, Real
                                           Estate

Herbert H. Haft, the founder of Dart, has been Chief Executive Officer and Chairman of the Board of Dart since 1960. He has been Chairman of the Board of Directors and Chief Executive Officer of the Company since its organization, and was Chairman or Co-Chairman of the Board of Directors of Crown Books Corporation ("Crown Books"), an affiliate of Dart from its organization in 1983 until December 1991 when he became Chairman of the Executive Committee. Mr. Haft became Chairman of the Board of Directors of Crown Books, again, in June 1993. Mr. Haft is a director of Dart and Crown Books.

R. Keith Green was appointed President of the Company in July 1990 and was named a director of the Company in September 1991. Prior to joining the Company Mr. Green was President and Chief Executive Officer of Whitlock Corporation. Prior to that he was an officer of Auto Zone.

Ron Marshall was appointed Treasurer and Principal Financial Officer of the Company in November 1991. At the same time he was appointed Senior Vice President, Treasurer and Chief Financial Officer of Dart and Treasurer and Principal Financial and Accounting Officer of Crown Books. Prior to joining the Company Mr. Marshall was Chief Financial Officer at Barnes and Noble Bookstores Inc., a national retailer of college bookstores from 1988 to 1991. Prior to that, he was Vice President of Finance at The Office Place Inc., a subsidiary of NBI, Inc.

David B. MacGlashan was appointed Principal Accounting Officer of the Company in October 1991. Before he joined the Company Mr. MacGlashan was Vice President of Finance and Chief Financial Officer of WSR, Inc., formerly the Whitlock Corporation, from 1987 to 1991. Prior to that, he was Chief Financial Officer of I. B. Diffusion Ltd.

Robert E. Brann was appointed Executive Vice President in July 1990. Prior to that appointment Mr. Brann served as Vice President of Merchandising from the time he joined the Company in July 1989. Prior to joining the Company Mr. Brann was Vice President of Merchandising and later Vice President of Store Operations and Administration for Franks Nursery and Crafts.

Thomas V. Reilly was appointed Executive Vice President in July 1987. Previously, Mr. Reilly served as Assistant Vice President and General Manager of the Chicago Region of Trak Auto since February 1984 and prior to that time, served as a Regional Manager of Trak Auto.

Dennis N. Weiss is Vice President of Real Estate of the Company. He has been Executive Vice President, Real Estate for Dart since December 1987 and in that position has responsibility for Crown Books and Total Beverage Corporation (a Dart affiliate). Mr. Weiss joined Dart in August 1981 as Director of Real Estate.

Item 2.  Properties

The Company subleases from Dart 210,000 square feet of a warehouse and office facility, located in Landover, Maryland, which it shares with Crown Books. The sublease is for 30 years and six months, provides for rental payments increasing approximately 15% every five years over the term of the sublease and commenced October 1985. The current annual rental is $1,284,000. The sublease also requires payment for maintenance, utilities, insurance and taxes allocable to the space subleased. Dart leases the entire 271,000 square foot warehouse and office facility from a private partnership in which Haft family members own all of the partnership interests. The Company's sublease is on the same terms as Dart's lease from the Haft family partnership.

Dart has a lease agreement with a private partnership in which Haft family members own all of the partnership interests, for land adjacent to the Company's warehouse in Landover, Maryland. The lease is for the same period as the warehouse and office facility lease described above and the current annual rental is $33,000 with increases of three percent per year. Such rent will be renegotiated upon commencement of construction of any improvements. The Company has agreed to bear the annual carrying cost for such land until such time as it becomes desirable to use the land in order to expand the Company's warehousing facilities.

The Company has an agreement with Dart to sublease 6,500 square feet in a warehouse facility, adjacent to the above warehouse and office facility. Dart leases the property from a partnership in which Haft family members own all of the partnership interests. The lease commenced April 1992 with a term of one year (with nine one year option periods). The annual rental is $21,000 and will increase to $24,000 for each of the last five option periods. The sublease agreement also requires the Company to pay approximately $6,000 annually for its full share of any common area charges, real estate taxes and insurance premiums.

The Company leases a 176,000 square foot warehouse located in Bridgeview, Illinois from a private partnership in which Haft family members own all of the partnership interests. The lease is for thirty years and six months, provides for rental payments increasing approximately 15% every five years over the term of the lease and commenced April 1984. The current annual rental is $588,000. The lease also requires the Company to pay for maintenance, utilities, insurance and taxes on the warehouse. Under the terms of the lease agreement, Dart is jointly and severally liable for the lease obligations.

The Company has a lease agreement with a private partnership in which Haft family members own all of the partnership interest for a 317,000 square foot distribution center in Ontario, California. The lease is for 20 years and provides for increasing rental payments, based upon the Consumer Price Index for the Los Angeles area, over the term of the lease. The lease commenced December 1989. Annual rental for the first five years is $1,129,634. The lease requires the lessee to pay for maintenance, utilities, insurance and taxes.

The Company leases all of its 314 retail stores. As of January 29, 1994, the total remaining minimum annual payments for the Company's retail stores were $83,701,000 to the lease expiration dates. The lease and license expiration dates (without regard to renewal options) range from 1994 to 2013. Twenty-three of these leases are with entities in which the Haft family has substantially all the beneficial interest, two are with partnerships in which Dart owns the majority interest and the remaining partnership interests are held by members of the Haft family, and two are subleased from Crown Books.

See Notes 4 and 6 to the Consolidated Financial Statements for information concerning charges and methods of allocation to the Company and the lease and license arrangements in which Dart or the Haft family has an interest.

Item 3.  Legal Proceedings

         See Note 8 to the Consolidated Financial Statements.


Item 4.  Submission of Matters to a Vote of Security Holders

         Inapplicable.




                                    Part II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

The following table shows the high and low sale prices for the common stock in the over-the-counter market for the fiscal quarters indicated, as reported by National Association of Securities Dealers Automated Quotations System ("NASDAQ"). No dividends were paid or accrued in the fiscal quarters indicated.


              Quarter Ended          High          Low
              -------------          ----          ---
              May 2, 1992            18 1/2       13
              August 1, 1992         14 3/4       11 1/8
              October 31, 1992       15            9 1/2
              January 30, 1993       22 5/8       13 3/4
              May 1, 1993            20           13 3/4
              July 31, 1993          15           10 3/4
              October 30, 1993       16 1/2       12 1/2
              January 29, 1994       14 1/4       10 3/4


Approximate number of record holders as of March 31, 1994 was 265.


The Company does not currently intend to pay cash dividends.

Item 6.  Selected Financial Data


INCOME STATEMENT DATA:    (in thousands, except per share and Sales % data)

                                                   Fiscal Year
                                -------------------------------------------------
                                  1994      1993       1992      1991      1990
                                --------  --------  ---------  --------  --------
Sales                           $334,798  $315,793   $319,635  $293,075  $275,468
Interest and other income          1,562     1,759      1,145       890       570
Cost of sales, store
  occupancy and
  warehousing                    255,669   233,472    242,787   229,575   212,258
Selling, administrative
  and depreciation                77,594    72,031     71,406    64,862    56,900
Interest expense                   3,561     3,521      3,549     3,645     2,706
Restructuring charge                 -       7,400        -         -         -
Unusual item                         -       3,894        -         -         -
Income (loss) before
  income taxes                      (464)    4,971      3,038    (4,117)    4,174
Income (loss) before
  cumulative effect of
  change in accounting
  principle                           81     3,355      2,084    (4,177)    2,552
Cumulative effect of change
  in accounting principle            -       1,658        -         -         -
Net income (loss)                     81     5,013      2,084    (4,177)    2,552

  Per share data:
Income (loss) before
  cumulative effect of
  change in accounting
  principle                     $   .01   $   .57    $   .36   $  (.72)  $   .44
Cumulative effect of change
  in accounting principle           -         .28        -         -         -
Net income (loss)               $   .01   $   .85    $   .36   $  (.72)  $   .44

Weighted average common
  share and common share
  equivalents outstanding         6,107     5,928      5,795     5,780     5,785

Percentage change in sales
  Total stores                     6.0%     (1.2)%      9.1%      6.4%     13.3%
  Comparative stores               1.3%      2.6%       6.1%       .3%      5.6%

BALANCE SHEET DATA:                                (in thousands)

                                               at end of Fiscal Year
                                -------------------------------------------------
                                  1994       1993       1992      1991      1990
                                -------   --------   --------  --------  --------
Current assets                  $129,805  $119,831   $101,404  $103,057  $100,154
Current liabilities               75,737    59,662     53,370    58,904    49,043
Working capital                   54,068    60,169     48,034    44,153    51,111
Total assets                     179,149   165,104    144,573   146,209   139,782
Long-term obligations             33,737    36,159     29,800    27,999    27,256
Stockholders' equity              69,675    69,283     61,403    59,306    63,483

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, decreased by $16,229,000 to $16,318,000 at January 29, 1994 from $32,547,000 at January 30, 1993. The decrease was primarily due to the purchase of marketable debt securities, increased merchandise inventory and capital expenditures, and was partially, offset by cash received from insurance claims and operations.

Operating activities provided $4,734,000 in funds to the Company for the year ended January 29, 1994 compared to $11,835,000 for the year ended January 30, 1993. The decrease was primarily due to operating results and to increased inventory levels for the Super Trak stores, and was partially offset by cash received from insurance claims.

Investing activities used $21,078,000 of the company's funds during the year ended January 29, 1994, compared to $4,933,000 for the year ended January 30, 1994. The increase was due to the purchase of United States Treasury Notes and other marketable debt securities, as well as increased capital expenditures for the Super Trak conversions, which were offset in part by dispositions of United States Treasury Notes.

Financing activities provided $115,000 to the Company for the year ended January 29, 1994, compared to $2,480,000 for the same period last year. The decrease is due to a reduction in the proceeds from stock options exercised.

The Company has a $6,000,000 revolving line of credit available that it shares with Dart and Crown Books (see Note 9 to the Consolidated Financial Statements). The Company has not borrowed any funds against this line of credit.

The Company intends to open new stores as Super Trak stores and to convert or expand existing stores to Super Trak stores. The Company anticipates approximately 45 Super Trak stores to be opened or converted from classic stores in fiscal 1995 and anticipates closing 33 classic stores. At January 29, 1994, the Company had 73 Super Trak stores and 11 signed leases for new Super Trak stores and 13 signed amendments to existing leases for expansion to Super Trak stores.

The Company anticipates that the funds necessary for capital expenditures for new store openings and remodelings, inventory purchases for new stores, and to meet the Company's long-term lease obligations and current liabilities (including current and long-term closed store and restructuring reserves) will come from operations and existing current assets.

The liquid assets maintained by the Company are intended to fund the expansion of the Company's retail business through opening stores in new markets, converting classic stores to Super Trak stores and opening additional stores in existing markets, and to fund other corporate activities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

At January 29, 1994

Working capital decreased by $6,101,000 to $54,068,000 at January 29, 1994 from $60,169,000 at January 30, 1993. The decrease is primarily due to increased capital expenditures as a result of the conversion or opening of Super Trak stores and was partially offset by operating results.

At January 30, 1993

Working capital increased by $12,135,000 to $60,169,000 at January 30, 1993 from $48,034,000 at February 1, 1992. Operating results and cash received from partial settlement of insurance claims provided the largest portion of the increase in working capital. Increased inventory for new Super Trak stores was more than offset by increased accounts payable, trade as a result of the timing of inventory purchases.

Results of Operations

  Year Ended January 29, 1994 as Compared to the Year Ended
          January 30, 1993

Sales of $334,798,000 in fiscal 1994 increased by $19,005,000 or 6.0% from the prior fiscal year primarily due to increased sales for stores converted from classic to Super Trak stores. Sales for stores open more than one year increased 1.3% for the year ended January 29, 1994. Super Trak sales increased to $78,054,000 from $6,775,000 one year ago and comparable Super Trak sales decreased 4.0%. Classic Trak Auto store sales decreased to $256,744,000 from $309,018,000 as a result of converting over 50 classic stores to Super Traks. Comparable sales for classic Trak Auto stores increased 1.4%. Sales for Super Trak stores represented 23.3% and 2.1% of total sales for the year ended January 29, 1994 and January 30, 1993, respectively.

During the year ended January 29, 1994 the Company opened ten Super Trak stores, converted 52 classic stores to Super Traks and opened one classic Trak store while closing one Super Trak (temporarily due to the January 1994 Los Angeles earthquake), and 13 classic Trak stores. Super Trak stores have generated increased sales at converted locations as well as increased gross margin as a result of the change in product mix (increased hard parts). The Company believes that by leasing larger stores it can obtain more favorable lease rates and that as the stores mature, operating expenses as a percentage of sales will decrease. The increased sales and margins together with the knowledge acquired during the current year to control operating expenses are expected to have a positive impact on future operating results.

Interest and other income decreased by $197,000 during the year ended January 29, 1994 compared to the year ended January 30, 1993. The decrease was primarily due to decreased sublease income as a result of the expiration of the primary lease and was partially offset by an increase in interest income as a result of increased average balance on funds available for short-term investment.

Cost of sales, store occupancy and warehousing expenses as a percentage of

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Year Ended January 29, 1994 as Compared to the Year Ended
          January 30, 1993 (Continued)


sales increased to 76.4% for the year ended January 29, 1994, compared to 73.9% for the year ended January 30, 1993. This increase was primarily the result of decreased margins as a result of the Company's marketing strategy of reducing prices to meet increased competition and increased advertising costs resulting from utilizing alternative advertising media.

Selling and administrative expenses, as a percentage of sales, were 21.2% of sales for the year ended January 29, 1994 compared to 20.9% for the year ended January 30, 1993. The increase was primarily due to increased payroll costs associated with opening and operating Super Trak stores. The increase was partially offset by favorable settlement of future lease obligations of $943,000 for stores closed in prior years and by decreased insurance costs as a result of the Company's safety programs, which have reduced workers compensation claims.

Depreciation and amortization increased $727,000 when compared to fiscal 1993. The increase was due primarily to the increase in fixed assets resulting from conversions to Super Trak.

Interest expense increased $40,000 for the year ended January 29, 1994 compared to the year ended January 30, 1993 due to amounts owed under capital lease obligations. During the year ended January 29, 1994, the Company recorded a tax benefit of $545,000 as a result of the Company's current book net operating loss and the effect of certain permanent book/tax differences.

The Company does not offer any of the benefits covered under Statement of Financial Accounting Standards ("SFAS") No. 106, Employer's Accounting for Postretirement Benefits Other than Pensions, and as such the standard will have no impact to the Company.

The Company is required to adopt SFAS No. 112, Employers' Accounting for Postemployment Benefits, no later than fiscal year ending January 28, 1995. The Company does not expect that implementing the standard will have a significant impact on the financial statements.

The Company is required to adopt SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, no later than its fiscal year ending January 28, 1995. The Company does not expect that implementing the standard will have a significant effect on the financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


  Year Ended January 30, 1993 as Compared to the Year Ended
          February 1, 1992

Sales of $315,793,000 in fiscal 1993 decreased by $3,842,000 or 1.2% from the prior fiscal year primarily due to the closure of 11 underperforming stores in San Diego during the second quarter as well as the continuing impact of the stores destroyed or damaged during the civil disturbances in Los Angeles during the first quarter. The Company's decision to close the San Diego stores was largely due to those stores' inability to generate the sales volume necessary to meet expenses. In Los Angeles, the six stores that remain closed and the nine stores that subsequently reopened contributed to the decrease in sales. These decreases were partially offset by three new Super Trak stores and increased sales at nine stores converted to Super Trak stores and a 2.6% increase in sales for stores open more than one year.

Interest and other income increased by $614,000 during the year ended January 30, 1993 compared to the twelve months ended February 1, 1992. The increase was due to increased interest income as a result of increased funds available for short-term investments, partially offset by lower interest rates.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales decreased to 73.9% for the year ended January 30, 1993, compared to 76.0% for the year ended February 1, 1992. This decrease was primarily the result of strong margins throughout 1993 compared to 1992 when first quarter margins were low due to competitive market pressures, and was partially offset by a small increase in store occupancy costs. Margins for stores open less than one year did not vary significantly from stores open more than one year.

Selling and administrative expenses were 20.9% of sales for the year ended January 30, 1993 compared to 20.3% for the year ended February 1, 1992. The increase was primarily due to increased payroll costs, largely a result of costs associated with the opening of Super Trak stores, and increased insurance costs associated with general liability, auto liability and workers compensation and increased health insurance costs.

Depreciation and amortization decreased $459,000 when compared to fiscal 1992. The decrease was due primarily to the write-off of fixed assets as a result of utilization of net operating loss carryforwards, of negative goodwill amortization and to last year's retroactive adjustment to the useful lives of certain leasehold improvements.

Interest expense decreased $28,000 for the year ended January 30, 1993 compared to the year ended February 1, 1992 due to the reduction of amounts owed under capital lease obligations.

During the year ended January 30, 1993, the Company recorded a one-time restructuring charge of $7,400,000, before income taxes. The charge includes the costs associated with closing, relocating, expanding and converting existing stores to the new Super Trak concept. These costs are primarily unrecoverable lease obligations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  Year Ended January 30, 1993 as Compared to the Year Ended
          February 1, 1992  (Continued)


As a result of the stores destroyed or damaged in the Los Angeles disturbances discussed above, the Company had received payments from insurance carriers of approximately $6,400,000 and recorded a receivable for an additional $3,600,000 which represent settlement of the Company's insurance claims. The payments and receivable, less related expenses and the cost of the related inventory and fixed assets lost, have been recorded as a gain, classified as an unusual item during the year ended January 30, 1993.

The effective income tax rate was 32.5% for the year ended January 30, 1993 compared to 31.4% in the prior year. The Company's effective income tax rate was less than the statutory rates as a result of differences in depreciation between the book and tax basis of the assets acquired from Trak Auto West, Inc. ("Trak West").

The Company adopted SFAS No. 109, Accounting for Income Taxes, effective February 2, 1992. At that time the Company had existing unrecognized tax benefits of net operating loss carryforwards of approximately $6,500,000 representing both preacquisition losses of Trak West and its own operating losses in 1991. In conjunction with the adoption of the standard, the Company recorded $1,658,000 as the cumulative effect of recognizing that portion of the previously unrecognized tax benefits that it concluded would, more likely than not, be recognized and established a valuation reserve of $728,000.

Effects of Inflation

Inflation in the past several years has not had a significant impact on the Company's business. The Company believes it will be able to recover future cost increases due to inflation by increasing selling prices.

Item 8.  Financial Statements and Supplementary Data

           Financial Statements

                                                               Page No.
            Report of Independent Public Accountants              17

            Consolidated Balance Sheets
              As of January 29, 1994 and January 30, 1993       18 - 19

            Consolidated Statements of Income
              Years ended January 29, 1994 and January 30,
              1993 and February 1, 1992                           20

            Consolidated Statements of Stockholders' Equity
              Years ended January 29, 1994 and January 30,
              1993 and February 1, 1992                           21

            Consolidated Statements of Cash Flows
              Years ended January 29, 1994 and January 30,
              1993 and February 1, 1992                         22 - 23

            Notes to Consolidated Financial Statements          24 - 39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO TRAK AUTO CORPORATION:

We have audited the accompanying consolidated balance sheets of Trak Auto Corporation (a Delaware corporation and a majority-owned subsidiary of Dart Group Corporation) and subsidiaries as of January 29, 1994 and January 30, 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 29, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trak Auto Corporation and subsidiaries as of January 29, 1994 and January 30, 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective February 2, 1992, the Company changed its method of accounting for income taxes.

                                        ARTHUR ANDERSEN & CO.



Washington, D.C.,
April 27, 1994.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                           January 29,     January 30,
                                          ------------    ------------
                                              1994            1993
                                          ------------    ------------
 Current Assets:
   Cash                                   $  4,931,000    $  4,438,000
   Short-term instruments                   11,387,000      28,109,000
   Marketable debt securities                8,689,000           -
   Accounts receivable, trade                5,570,000       4,279,000
   Accounts receivable, other                  764,000       3,577,000
   Merchandise inventories                  93,462,000      77,144,000
   Prepaid income taxes                          -             472,000
   Deferred income taxes                     3,992,000         847,000
   Due from affiliate                           20,000           -
   Other current assets                        990,000         965,000
                                          ------------    ------------
     Total Current Assets                  129,805,000     119,831,000
                                          ------------    ------------


 Property and Equipment, at cost:
   Furniture, fixtures and equipment        43,435,000      34,054,000
   Leasehold improvements                    9,269,000       6,529,000
   Property under capital leases            23,667,000      24,756,000
                                          ------------    ------------
                                            76,371,000      65,339,000
 Accumulated Depreciation
   and Amortization                         32,608,000      26,496,000
                                          ------------    ------------
                                            43,763,000      38,843,000
                                          ------------    ------------

 Other Assets                                  239,000         344,000
                                          ------------    ------------

 Deferred Income Taxes                       5,342,000       6,086,000
                                          ------------    ------------

 Total Assets                             $179,149,000    $165,104,000
                                          ============    ============



                See notes to consolidated financial statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                           January 29,     January 30,
                                          ------------    ------------
                                              1994            1993
                                          ------------    ------------
 Current Liabilities:
   Accounts payable, trade                $ 49,926,000    $ 37,191,000
   Income taxes payable                      1,155,000           -
   Accrued expenses-
     Salary and benefits                     8,008,000       6,711,000
     Taxes other than income                 5,572,000       5,821,000
     Other                                  10,865,000       9,708,000
   Current portion of obligations under
     capital leases                            211,000         196,000
   Due to affiliate                              -              35,000
                                          ------------    ------------
       Total Current Liabilities            75,737,000      59,662,000
                                          ------------    ------------

 Obligations under Capital Leases           26,331,000      26,058,000
                                          ------------    ------------
 Reserve for Closed Stores and
   Restructuring                             7,047,000       9,610,000
                                          ------------    ------------
 Other                                         359,000         491,000
                                          ------------    ------------
       Total Liabilities                   109,474,000      95,821,000
                                          ------------    ------------


 Stockholders' Equity
   Common stock, par value $.01 per
     share; 15,000,000 shares
     authorized; 6,270,497 and
     6,257,198 shares issued at
     each year end, respectively                63,000          63,000
   Note receivable                               -            (124,000)
   Paid-in capital                          44,477,000      44,290,000
   Retained earnings                        26,951,000      26,870,000
   Treasury stock, 217,812 shares
     of common stock at cost                (1,816,000)     (1,816,000)
                                          ------------    ------------
       Total Stockholders' Equity           69,675,000      69,283,000
                                          ------------    ------------

 Total Liabilities and Stockholders'
   Equity                                 $179,149,000    $165,104,000
                                          ============    ============



                See notes to consolidated financial statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Years Ended
                                   ----------------------------------------
                                    January 29,   January 30,   February 1,
                                       1994          1993          1992
                                   ------------  ------------  ------------
 Sales                             $334,798,000  $315,793,000  $319,635,000
 Interest and other income            1,562,000     1,759,000     1,145,000
                                   ------------  ------------  ------------
                                    336,360,000   317,552,000   320,780,000
                                   ------------  ------------  ------------

 Cost of sales, store occupancy
   and warehousing                  255,669,000   233,472,000   242,787,000
 Selling and administrative          70,838,000    66,053,000    64,918,000
 Depreciation and amortization        6,756,000     6,029,000     6,488,000
 Interest expense                     3,561,000     3,521,000     3,549,000
 Restructuring charge                     -         7,400,000         -
 Unusual item                             -        (3,894,000)        -
                                   ------------  ------------  ------------
                                    336,824,000   312,581,000   317,742,000
                                   ------------  ------------  ------------

 Income (Loss) before income
   taxes                               (464,000)    4,971,000     3,038,000
 Income taxes (benefit)                (545,000)    1,616,000       954,000
                                   ------------  ------------  ------------
 Net income before
   cumulative effect of
   change in accounting
   principle                             81,000     3,355,000     2,084,000
 Cumulative effect of
   change in accounting
   principle                              -         1,658,000         -
                                   ------------  ------------  ------------
 Net income                        $     81,000  $  5,013,000  $  2,084,000
                                   ============  ============  ============


 Weighted average common share
   and common share equivalents
   outstanding                        6,107,000     5,928,000     5,795,000
                                   ============  ============  ============


 Per share data:
   Net income before
     cumulative effect of
     change in accounting
     principle                     $      .01    $      .57           .36
   Cumulative effect of
     change in accounting
     principle                           -              .28            -
                                   ------------  ------------  ------------
   Net income                      $      .01    $      .85    $      .36
                                   ============  ============  ============



                See notes to consolidated financial statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                 Years Ended
                                   ----------------------------------------
                                    January 29,   January 30,   February 1,
                                       1994          1993          1992
                                   ------------  ------------  ------------
 Common Stock:
   Balance, beginning of
     period                        $     63,000  $     60,000  $     60,000
   Stock options exercised                -             3,000         -
                                   ------------  ------------  ------------
   Balance, end of period                63,000        63,000        60,000
                                   ============  ============  ============


 Note Receivable:
   Balance, beginning of period    $   (124,000) $      -      $      -
   Stock options exercised                -          (124,000)        -
   Payment of note receivable           124,000         -             -
                                   ------------  ------------  ------------
   Balance, end of period          $      -      $   (124,000) $      -
                                   ============  ============  ============


 Paid-in Capital:
   Balance, beginning of period    $ 44,290,000  $ 41,302,000  $ 41,289,000
   Stock options exercised              187,000     2,988,000        13,000
                                   ------------  ------------  ------------
   Balance, end of period          $ 44,477,000  $ 44,290,000  $ 41,302,000
                                   ============  ============  ============


 Retained Earnings:
   Balance, beginning of period    $ 26,870,000  $ 21,857,000  $ 19,773,000
   Net income                            81,000     5,013,000     2,084,000
                                   ------------  ------------  ------------
   Balance, end of period          $ 26,951,000  $ 26,870,000  $ 21,857,000
                                   ============  ============  ============


 Treasury Stock:
   Balance, beginning and
   end of period                   $ (1,816,000) $ (1,816,000) $ (1,816,000)
                                   ============  ============  ============


                See notes to consolidated financial statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended
                                     -----------------------------------------
                                       January 29,   January 30,   February 1,
                                          1994          1993          1992
                                     -------------  ------------  ------------
 Cash Flows from Operating
   Activities:
   Net Income                        $      81,000  $  5,013,000  $  2,084,000
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation and amortization       6,756,000     6,029,000     6,488,000
     Utilization of Trak
       Corporation net operating
       loss carryforwards                    -        (1,658,000)      531,000
     Provision for closed
       stores, including
       restructuring charge               (943,000)    8,185,000     2,760,000
     Change in assets and
       liabilities:
       Accounts receivable, trade       (1,291,000)    1,865,000        51,000
       Accounts receivable, other        2,813,000    (3,577,000)        -
       Merchandise inventories         (16,318,000)   (5,942,000)    8,957,000
       Prepaid income taxes                472,000      (472,000)    4,257,000
       Due from affiliate                  (20,000)       67,000       (67,000)
       Other current assets                (25,000)     (139,000)     (118,000)
       Deferred income taxes            (2,401,000)   (2,674,000)   (2,601,000)
       Other assets                        105,000       155,000         2,000
       Accounts payable, trade          12,735,000     7,913,000   (11,185,000)
       Accrued expenses                  2,689,000       (49,000)    5,151,000
       Due to affiliate                    (35,000)       35,000       (78,000)
       Income taxes payable              1,155,000      (677,000)      677,000
       Other liabilities                     -             -           660,000
       Reserve for closed
         stores                         (1,039,000)   (2,239,000)   (1,095,000)
                                     -------------  ------------  ------------
         Net cash provided by
           operating activities      $   4,734,000  $ 11,835,000  $ 16,474,000
                                     -------------  ------------  ------------

 Cash Flows from Investing
   Activities:
     Capital expenditures            $ (12,389,000) $ (4,933,000) $ (4,476,000)
     Purchase of U.S. Treasury
       Notes                           (25,777,000)        -             -
     Dispositions of United States
       Treasury Notes                   23,414,000         -             -
     Maturities of marketable
       debt securities                   1,400,000         -             -
     Purchase of marketable
       debt securities                  (7,726,000)        -             -
                                     -------------  ------------  ------------
       Net cash used in
           investing activities      $ (21,078,000) $ (4,933,000) $ (4,476,000)
                                     -------------  ------------  ------------

                See notes to consolidated financial statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                                                 Years Ended
                                   ----------------------------------------
                                    January 29,   January 30,   February 1,
                                       1994          1993          1992
                                   ------------  ------------  ------------
 Cash Flows from Financing
   Activities:
   Principal payments under
     capital lease obligations         (196,000)     (387,000)     (584,000)
   Proceeds from redemption
     of note receivable                 124,000         -             -
   Proceeds from exercise of
     stock options                      187,000     2,867,000        13,000
                                   ------------  ------------  ------------
           Net cash provided
           by (used in)
           financing activities    $    115,000  $  2,480,000  $   (571,000)
                                   ------------  ------------  ------------


 Net Increase in Cash
   and Cash Equivalents            $(16,229,000) $  9,382,000  $ 11,427,000

 Cash and Cash Equivalents at
   Beginning of Year                 32,547,000    23,165,000    11,738,000
                                   ------------  ------------  ------------

 Cash and Cash Equivalents at
   End of Year                     $ 16,318,000  $ 32,547,000  $ 23,165,000
                                   ============  ============  ============



 Supplemental Disclosures of Cash Flow Information:

 Cash paid during the year for:
   Interest                        $  3,561,000  $  3,521,000  $  3,549,000
   Income taxes                         340,000     4,657,000    (2,787,000)


                See notes to consolidated financial statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                              AND FEBRUARY 1, 1992

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements reflect the accounts of Trak Auto Corporation ("Trak Auto") and its wholly-owned subsidiaries. Trak Auto and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail stores.

Fiscal Year

In December 1991, the Company adopted a 52/53 week fiscal year where the year will end on the nearest Saturday to January 31. The years ended January 29, 1994 and January 30, 1993 contain two days less than fiscal 1992.

Short-term Instruments and Marketable Debt Securities

The Company's short-term instruments included United States Treasury Bills and Overnight Repurchase Agreements (collateralized by United States Treasury Obligations) and marketable debt securities included United States Treasury Notes, corporate notes and municipal securities. These short-term instruments and marketable debt securities are recorded at lower of cost or market. At January 29, 1994, the difference between cost and market value was not significant.

Fair Value of Financial Instruments

The fair values of current assets and current liabilities are approximately equal to the reported carrying amounts. No value has been placed on the Company's line of credit facility as any borrowings would bear interest at market rates.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all short-term instruments, consisting of United States Treasury Bills, purchased with an original maturity of less than one year to be cash equivalents. The Company's United States Treasury Bills primarily consist of instruments with a maturity of less than four months. These highly liquid instruments are considered to be an integral part of the Company's operating cash management program.

Merchandise Inventories

The Company's inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At January 29, 1994 and January 30, 1993, inventories determined on a first-in, first-out basis would have been greater by $5,520,000 and $5,422,000, respectively.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                              AND FEBRUARY 1, 1992


Property and Equipment

The Company depreciates furniture, fixtures and most equipment generally over a ten year period using the straight-line method. Computer equipment is depreciated over a five year period using the straight-line method. Computer software is charged to expense in the year of acquisition. All stores and some equipment are leased. Improvements to leased premises are amortized over a ten year period or the term of the lease, whichever is shorter. Assets financed through asset-based financing arrangements are depreciated over the lives of the leases.

Income Taxes

The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, effective February 2, 1992. Adoption of the new standard resulted in the recording of previously unrecorded tax benefits, which have been classified as the cumulative effect of a change in accounting principle. Prior to that the Company accounted for income taxes in accordance with Accounting Principles Board No. 11.

Adoption of New Accounting Pronouncements

The Company is required to adopt SFAS No. 112, Employers' Accounting for Postemployment Benefits, no later than its fiscal year ending January 28, 1995. The Company does not expect that implementing the standard will have a significant effect on the financial statements.

The Company is required to adopt SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, no later than its fiscal year ending January 28, 1995. The Company does not expect that implementing the standard will have a significant effect on the financial statements.

Preopening Expenses

All costs of a noncapital nature incurred in opening a new store are charged to expense as incurred.

Net Income Per Common Share and Common Share Equivalents

Net income per common share has been computed using the weighted average number of shares of common stock and common stock equivalents (certain stock options) outstanding during the periods. The difference between primary net income per common share and fully diluted net income per common share is not significant for the periods presented.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                              AND FEBRUARY 1, 1992



NOTE 2 - INCOME TAXES

The provision for income taxes includes currently payable and deferred income taxes as follows:

                                            Fiscal Years
                                   1994          1993          1992
                              ------------  ------------  ------------
     Current income tax
       provision (benefit)
         Federal              $    687,000  $  3,537,000  $  1,734,000
         State                     108,000       751,000        88,000
                              ------------  ------------  ------------
                                   795,000     4,288,000     1,822,000
     Deferred income
       tax provision            (1,340,000)   (2,672,000)     (868,000)
                              ------------  ------------  ------------
                              $   (545,000) $  1,616,000  $    954,000
                              ============  ============  ============



The effective tax rate is reconciled to the Federal statutory rate as follows:

                                           Fiscal Years
                             ----------------------------------------
                                  1994          1993          1992
                             ------------  ------------  ------------
 Federal statutory rate               34%           34%           34%
    Income taxes at Federal
   statutory rate            $   (158,000) $  1,690,000  $  1,033,000
 Increase (decrease) in
   taxes resulting from:
     State income taxes,
       net of Federal
       income tax benefit        (118,000)      214,000        65,000
     Effect of Municipal
       Bond tax exempt
       interest income       $    (50,000)        -             -
     Effect of utilization
       of former Trak West
       net operating loss        (219,000)     (209,000)     (192,000)
     Other                          -           (79,000)       48,000
                             ------------  ------------  ------------



 Income tax provision        $   (545,000) $  1,616,000  $    954,000
                             ============  ============  ============


 Effective tax rate              n/a           32.5%         31.4%
                             ============  ============  ============

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                              AND FEBRUARY 1, 1992

Deferred income taxes result from temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The components of the net deferred tax assets and liabilities are as follows:

                                               at January 29,   at January 30,
                                                  1994              1993
                                              --------------   --------------
 Deferred tax assets:
  Capitalized leases treated as operating
    leases for tax purposes                   $    2,128,000   $    1,726,000
  Depreciation                                     1,259,000          637,000
  Uniform capitalization of inventory costs        1,931,000        1,172,000
  Reserve for expenses related to
    unusual item                                     421,000          346,000
  Reserve for closed stores, including
    restructuring charge                           3,281,000        3,522,000
  Accrued rent                                       289,000          214,000
  Accrued legal expenses                              86,000            -
  Preacquisition basis adjustment as a
    result of purchase accounting for
    Trak West                                        659,000          638,000
  Other                                                8,000            -
                                              --------------   --------------

                                                  10,062,000        8,255,000

  Valuation allowance                               (728,000)        (728,000)
                                              --------------   --------------
    Deferred tax assets                            9,334,000        7,527,000

Deferred tax liability:
  Gain from insurance proceeds -
    unusual item                                       -              491,000
  Other                                                -              103,000
                                              --------------   --------------

    Deferred tax liabilities                           -              594,000

Net deferred tax assets                       $    9,334,000   $    6,933,000
                                              ==============   ==============

In conjunction with the adoption of SFAS No. 109, Accounting for Income Taxes, effective February 2, 1992, the Company recorded $1,658,000 as the cumulative effect of a change in accounting principle. At the date of the adoption of the standard, the Company established a valuation reserve of $728,000 against the deferred tax asset. The Company will evaluate the continuing need for the valuation reserve on a periodic basis.

In the opinion of management, the net deferred tax asset will be realized through projected future earnings. The Company has achieved taxable income in two of the last three years.

In fiscal year 1992, deferred income taxes resulted from timing differences in the recognition of revenues and expenses for tax return and financial reporting purposes. The primary differences arose from the closed store reserve, depreciation and the uniform capitalization of inventory costs.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                              AND FEBRUARY 1, 1992


NOTE 3 - RESTRUCTURING CHARGE

During the year ended January 30, 1993, the Company recorded a restructuring charge of $7,400,000, before income taxes. The restructuring charge is divided into two categories consisting of the estimated cost of: relocating or expanding and remodeling an estimated 126 stores to Super Trak stores and discontinuing operations in an estimated 38 stores. The restructuring charge for the two components consists of unrecoverable lease obligations (rent, real estate taxes and common area charges) after the projected closing date of the store or upon remodel or expansion, the write-off of leasehold improvements and costs associated with changing store fixtures for new product lines and cost associated with inventory conversion, as follows:


                           Lease                         Fixtures &
Category           Stores  Obligations    Leaseholds     Inventories
- - --------           ------  -----------    ----------     -----------
Relocation or
Expansion to
Super Trak         126     $3,560,000     $    -          $1,000,000

Discontinued        38      2,780,000          60,000         -
                   ---     ----------     -----------     ----------
                   164     $6,340,000     $    60,000     $1,000,000

The above lease obligations are for basic lease terms of from one to 74 months. In the case of relocations/expansions, the reserve has been estimated at 50% of the total lease obligations because the Company believes that certain alternatives to abandonment may be available. These alternatives include leasing different or additional space from the same landlord, subletting the existing space, lease termination and lease buy-out. Therefore, no provision for leasehold improvement write-off has been made, and only one-half of the full lease obligation has been provided.

The amount of unrecoverable lease costs relating to properties under related party leases is approximately $823,000.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                              AND FEBRUARY 1, 1992

During the year ended January 29, 1994, the Company charged approximately $600,000 against the restructuring reserve, primarily for the write-off of the net book value of fixed assets in stores that were converted to Super Traks.

The following table indicates the fiscal years in which the restructuring charge at January 30, 1993 is expected to be paid or utilized.

               Fiscal Year          Amount
               -----------        ----------
                    94            $  600,000
                    95               600,000
                    96             3,000,000
                    97             2,390,000
                    98               505,000
                    99-01            305,000
                                  ----------
                                  $7,400,000

NOTE 4 - TRANSACTIONS WITH AFFILIATES

Management and Support Services

Dart Group Corporation ("Dart"), which currently owns 65.5% of the Company's outstanding common stock, provides the Company with certain general and administrative services. Some of these services include executive management, accounting, personnel administration, legal and real estate. In addition, the Company provided similar services to Dart and its other subsidiaries including advertising administration, data processing and loss prevention. In management's opinion, the intercompany charges for these services were equal to the incremental costs incurred by Dart or the Company to provide these functions. The incremental costs were the variable costs in excess of what Dart or the Company needed to service their own operations. It is not practicable for the Company to estimate the cost it would have incurred for these services if it had operated as an unaffiliated entity.

In addition to the intercompany charges for general and administrative services, Dart charged the Company, on a quarterly basis, for actual expenses which related directly to the Company's operations. Substantially all such charges were supported by invoices from unrelated parties designating the Company as recipient of the related goods or services.

In the Company's opinion, the methods used for allocating costs described above constitute a reasonable basis on which to allocate such costs.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                              AND FEBRUARY 1, 1992



Amounts receivable from or payable to affiliate relate to transactions made on behalf of the Company by Dart or on behalf of Dart by the Company in fiscal 1994, 1993 and 1992.

The following table summarizes the intercompany transactions:

                                           Fiscal Years
                             ----------------------------------------
                                  1994          1993          1992
                             ------------  ------------  ------------
Due to (from) Affiliate,
  Beginning of year          $     35,000  $    (67,000) $     78,000
                             ------------  ------------  ------------

Direct expense charges-
  Rentals (Note 6)              1,407,000     1,434,000     1,468,000
  Other expenses                1,586,000     1,235,000     1,165,000
                             ------------  ------------  ------------
                                2,993,000     2,669,000     2,633,000
                             ------------  ------------  ------------

Allocated charges-
  Salaries from Dart              929,000       923,000       816,000
  Salaries to Dart               (490,000)     (562,000)     (535,000)
                             ------------  ------------  ------------

Payments                       (3,487,000)   (2,928,000)   (3,059,000)
                             ------------  ------------  ------------
Due to (from) Affiliate,
  End of year                $    (20,000) $     35,000  $    (67,000)
                             ============  ============  ============


All transactions with affiliate included above are made under current payment terms which, in management's opinion, are comparable to those with unrelated parties and are free of interest. The average balance of amounts due to affiliate were $175,000, $127,000, and $81,000 for the years ended January 29, 1994 and January 30, 1993 and February 1, 1992, respectively.

NOTE 5 - UNUSUAL ITEM

The Company had 15 stores substantially damaged or completely destroyed in the Los Angeles civil disturbances in May of 1992. Eleven of these stores have subsequently reopened and four stores remain closed. At January 30, 1993, the Company had received payments from insurance carriers of approximately $6,400,000 and recorded a receivable for an additional $3,600,000 which represent settlement of the Company's insurance claims. During the first quarter of 1994 the Company received these funds. The payments and receivable, less related expenses and the cost of the related inventory and fixed assets lost, were recorded as a gain, classified as an unusual item during the year ended January 30, 1993.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                              AND FEBRUARY 1, 1992


NOTE 6 - LEASE AND LICENSE COMMITMENTS

Lease Commitments

The Company leases stores, warehouses, leasehold improvements, fixtures and equipment. Renewal options are available on the majority of leases. In some instances, store leases require the payment of contingent rentals and license fees based on sales in excess of specified minimums. Certain properties are subleased with various expiration dates. Certain capital leases have purchase options at fair market value at the end of the lease.

The following is a schedule by fiscal year of future minimum payments under capital leases and non-cancelable operating leases and license agreements which have initial or remaining terms in excess of one year at January 29, 1994. The imputed interest rate on capital leases is 13.5% in the aggregate.

                                            --in thousands--
                                ---------------------------------------
                                      Capital Leases          Operating
                                (see Related Party Leases)      Leases
                                --------------------------    ---------
      Fiscal                                    Fixtures &
      Year                       Buildings      Equipment
      ------                    ----------      ----------
      1995                      $    3,090      $      244    $ 18,359
      1996                           3,355             183      15,451
      1997                           3,524              -       12,860
      1998                           3,720              -       10,667
      1999                           3,918              -        7,926
      2000-2017                     71,670              -       20,292
                                ----------      ----------     -------
           Total                    89,277             427     $85,555
                                                               =======

Less-Imputed interest               63,115              47
                                ----------      ----------
Present value of net
 minimum lease payments             26,162             380
Less-Current maturities               -                211
                                ----------      ----------
Long-term capital lease
 obligations                    $   26,162      $      169
                                ==========      ==========


Rent expense and license fees for operating leases and license agreements are as follows:

                                            Fiscal Years
                             ----------------------------------------
                                  1994          1993          1992
                             ------------  ------------  ------------
Minimum rentals              $ 18,101,000  $ 17,822,000  $ 18,511,000

Contingent rentals                361,000       338,000       379,000
                             ------------  ------------  ------------
Total                        $ 18,462,000  $ 18,160,000  $ 18,890,000
                             ============  ============  ============

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                              AND FEBRUARY 1, 1992


Store Closing Costs

The costs associated with store closings are charged to administrative expense when management makes the decision to close a store. Such costs consist primarily of future lease obligations after the closing date, net of estimated sublease income, and the remaining book value of leasehold improvements.

Accordingly, the Company has closed certain underperforming stores. Such stores have leases expiring through 1996 and approximately $(943,000), $500,000, and $3,162,000 was recorded as a net charge (income) during the fiscal years 1994, 1993 and 1992. Income during the year ended January 29, 1994 was the result of early lease terminations, net of cash buyouts. The Company continues to review store operations and may close additional stores in the future.

Related Party Leases and License Agreements

Members of the Haft family own all the issued and outstanding voting stock of Dart. Of the Company's 314 stores and three warehouses as of January 29, 1994, 23 stores and the three warehouses are held under leases from entities in which Haft family members own substantially all beneficial interest. Two stores are leased from partnerships in which Dart owns the majority interest and the remaining interest is owned by partnerships in which the Haft family members own all the partnership interest. In addition, two stores are subleased from Crown Books Corporation ("Crown Books"), an affiliate of Dart. These 27 store lease and sublease agreements provide for various termination dates which, assuming renewal options are exercised, range from 1994 to 2023, and require the payment of future minimum license fees and rentals aggregating $38,750,000 at January 29, 1994. These agreements also require payment of a percentage of sales in excess of a stated minimum, and are included in the lease and license commitments table above as operating leases. Annual fees and rentals for licenses, leases and subleases involving the Haft family were $5,182,000, $5,010,000, and $4,850,000 for fiscal 1994, 1993 and 1992, respectively.
Subsequent to January 29, 1994, the Company signed a lease modification agreement with a partnership in which Haft family members own all the partnership interests. This modification replaces existing space with a larger space for a larger store.

Prior to January 29, 1994, the outside members of the board of directors of the Company approved each related party lease. After January 29, 1994, the Real Estate Committee (composed of one independent director) of the Board of Directors approves these transactions. The board of directors is provided with a fairness opinion attesting that the proposed lease is representative of market rent for the subject property. The Haft family members do not vote on these leases.

The Company leases a 176,000 square foot warehouse located in Bridgeview, Illinois from a private partnership in which Haft family members own all of the partnership interests. The lease, which is for 30 years and six months (which commenced April 27, 1984), provides for rental payments increasing approximately 15% every five years over the term of the lease. The current annual rental is $588,000. The lease also requires the payment of maintenance, utilities,

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                             AND FEBRUARY 30, 1992


insurance and taxes on the warehouse. Under the terms of the lease agreement, Dart is jointly and severally liable for the lease obligations. This lease agreement has been classified as a capital lease and is included under the capital lease caption of the lease commitment table above.

The Company subleased from Dart 210,000 square feet of a warehouse and office facility located in Landover, Maryland which it shares with Dart and Crown Books. The sublease is for 30 years and six months, provides for rental payments increasing approximately 15% every five years over the term of the sublease and commenced October 1985. The current annual rental is $1,284,000. The sublease agreement also requires the payment for maintenance, utilities, insurance and taxes allocable to the space subleased. Dart leases the entire 271,000 square foot warehouse and office facility from a private partnership in which Haft family members own all of the partnership interests. The Company's sublease is on the same terms as Dart's lease from the Haft partnership and is classified as a capital lease and is included under the capital lease caption of the lease commitment table above.

Dart has a lease agreement with a private partnership in which Haft family members own all of the partnership interests, for land adjacent to the Company's warehouse in Landover, Maryland. The lease is for the same period as the headquarters building and distribution center lease described above and the current annual rental is $33,000 with increases of three percent per year.
Such rent will be renegotiated upon commencement of construction of any improvements. The Company has agreed to bear the annual carrying cost for such land until such time as it becomes desirable to use the land in order to expand the Company's warehousing facilities.

On April 20, 1992, the Company entered into an agreement with Dart, to sublease 6,500 square feet in a warehouse facility, adjacent to the above warehouse and office facility. Dart leases the property from a partnership in which Haft family members own all of the partnership interest. The term of the sublease is one year (with nine one year option periods). The annual rental is $21,000 and will increase to $24,000 for each of the last five option periods. The sublease agreement also requires the Company to pay approximately $6,000 annually for its full share of any common area charges, real estate taxes and insurance premiums.

The Company has a lease agreement with a private partnership in which Haft family members own all of the partnership interests, for a 317,000 square foot distribution center in Ontario, California. The lease is for 20 years, commenced in December 1989, and provides for increasing rental payments, based upon the Consumer Price Index for the Los Angeles area, over the term of the lease. Rental for the first five years is $1,130,000 per year. The lease requires the payment for maintenance, utilities, insurance and taxes. This lease agreement has been classified as a capital lease and is included under the capital lease caption in the lease commitment table above.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                              AND FEBRUARY 1, 1992



NOTE 7 - CERTAIN EVENTS

Employment of Ronald S. Haft

On August 1, 1993, the Board of Directors of Dart approved an employment agreement with Ronald S. Haft (the "Agreement"), pursuant to which he was employed by Dart as its President and Chief Operating Officer for a term
initially ending on January 31, 1997.   The term is to be extended for one year
on each February 1 that Ronald S. Haft is employed under the Agreement. The Agreement also provides that Ronald S. Haft will be nominated to the Board of Directors of Dart at each opportunity during the term of the Agreement; he was elected as a director of Dart on July 28, 1993. Ronald S. Haft also was elected as a Director of the Company on July 28, 1993. Under the terms of the Agreement, Ronald S. Haft may engage, directly or indirectly, in any other business activities so long as they do not interfere with his duties to Dart.

Sale of Options to Ronald S. Haft

Under the Agreement, Ronald S. Haft acquired for $5.00 per share options (the "Options") to purchase 197,048 shares of Dart's Class B Common Stock, par value $1.00 ("Dart Class B Stock"). All issued and outstanding Dart Class B Stock, which is the only class of common stock of Dart with voting rights, is held by members of the Haft family. The total acquisition price for the Options, which has been paid, was $985,240.

The exercise price for the Options is $89.65 per share, which as required by the Agreement is 110% of the reported closing price for shares of Dart's Class A Common Stock, par value $1.00, on the last trading date prior to the authorization of the Agreement. The Options were immediately exercisable as of the date of the Agreement and expire August 1, 2008. The Options may be exercised by notice to Dart, with payment in cash following within 30 days of the notice. Further, if Ronald S. Haft's employment is terminated other than for conviction of an offense involving moral turpitude or for conviction of a felony, he will have the right to exercise all of the Options prior to or at such time; in the event of his death, his personal representative shall have the right to exercise the Options within 60 days thereof.

Under the Agreement, Dart also agreed to loan to Ronald S. Haft the full amount of the exercise price of any Options which he may exercise. Any such loan is to bear interest at the Prime Rate charged as of the date of the loan by NationsBank or its successor. Principal and interest on any such loan is to be due separately upon the earlier of (i) the sale of shares of Dart Class B Stock purchased with the loan proceeds, (ii) the fifth anniversary of the loan, or
(iii) 90 days from the termination of Ronald S. Haft's employment under the Agreement.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                              AND FEBRUARY 1, 1992

Sale of Class B Common Shares to Ronald S. Haft

On July 28, 1993, Herbert H. Haft sold his 172,730 shares of Dart Class B Stock to Ronald S. Haft for the purchase price of $80.00 per share, and Ronald S. Haft granted to Herbert H. Haft an irrevocable proxy to vote those shares until his death or incapacity. The total acquisition price for these shares was $13,818,400, of which $2,763,680 was paid at closing; the remaining $11,054,720 was paid for with a promissory note bearing interest at 6.61%, the applicable federal rate, as announced in the Federal Register on July 28, 1993, with the principal amount and any accrued but unpaid interest due and payable on August 1, 2013. Accordingly, as of January 29, 1994, there were 302,952 issued and outstanding shares of Dart Class B Stock, of which Ronald S. Haft owned 25,246 shares (or 8.33%), and another 172,730 shares (or 57.02%) without the power to vote, for a total of 197,976 shares (or 65.35%). If all of the shares of Dart Class B Stock covered by the Options were issued, there would be 500,000 issued and outstanding shares of Dart Class B Stock, of which Ronald S. Haft would then own 395,024 shares (or 79.00%), with voting power over 222,294 shares (or 44.46%), and Herbert H. Haft would have voting power over 172,730 shares (or 34.54%).

Dart Ownership of Company Stock

As of January 29, 1994, Dart owned 3,962,243 shares of Common Stock, par value $0.01, of the Company ("Common Stock"), or 65.5% of the 6,052,685 issued and outstanding shares of Common Stock.

NOTE 8 - LITIGATION

Robert M. Haft Employment Litigation

In August 1993, Robert M. Haft filed a lawsuit in the United States District Court for the District of Delaware naming as defendants Dart and two of its subsidiaries, the Company and Crown Books. The complaint, as amended, alleges breach of contract regarding various employment, stock option, stock incentive and loan agreements and seeks declaratory judgment regarding a stock incentive agreement and a possible right by Robert M. Haft to acquire an interest in Total Beverage Corporation, a wholly-owned subsidiary of Dart. The complaint, as amended, seeks unspecified damages, costs and attorneys fees.

Under the terms of the employment agreements, if upheld by the Court, Dart and Crown Books could be required to pay stated compensation plus incentives based on operating or other financial factors. Minimum payments by Dart and Crown Books could be as much as $31.8 million over a nine year period ($16.0 million on an after tax basis, discounted at a 10% rate).

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                              AND FEBRUARY 1, 1992

Management believes that Dart and its subsidiaries (including the Company) have strong defenses to these allegations and intends to contest such claims vigorously. Discovery in the litigation is complete and cross motions for summary judgment have been filed regarding virtually all significant claims. Although the ultimate outcome of this action cannot be ascertained at this time, it is the opinion of management that the resolution will not have a material adverse effect on the Company's or Dart's and its subsidiaries' financial condition or results of operations.

Derivative Litigation

     In September 1993, Alan R. Kahn and Tudor Trust, shareholders of Dart, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc., Combined Properties Limited Partnerships, and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants Dart and five of its subsidiaries, the Company, Crown Books, Shoppers Food Warehouse, Total Beverage Corporation, and Cabot-Morgan Real Estate Company. The complaint alleges waste, breach of fiduciary duty, and entrenchment in connection with various lease agreements between the Combined Properties defendants and Dart and its subsidiaries, the compensation paid Ronald S. Haft and Herbert H. Haft, Dart's Agreement with Ronald S. Haft, and the sale of Dart Class B Stock by Herbert H. Haft to Ronald
S. Haft. Plaintiffs seek an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, and costs and attorneys' fees.

     In November 1993, Robert M. Haft also filed another lawsuit in the Delaware Court of Chancery for New Castle County. The lawsuit names as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names Dart as a nominal defendant. The complaint derivatively alleges interested director transactions, breach of fiduciary duty and waste in connection with Dart's Agreement with Ronald S. Haft. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of Dart Class B Stock by Herbert H. Haft and Dart's Agreement with Ronald S. Haft. The complaint seeks rescission of the sale of Dart Class B Stock and the options Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

     In both of these lawsuits, a Special Litigation Committee consisting of two Dart outside, independent directors has been appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims. Given that the law suits are brought in the name of Dart, recovery in them would inure to the benefit of Dart if the claims in them are successfully litigated or settled. It is therefore the opinion of management that the resolution of these actions will not have a material adverse effect on the consolidated financial condition or annual results of operations of the Company.

The Company has recorded expenses of approximately $420,000 during the year ended January 29, 1994 for legal expenses incurred during the year, as well as estimated future amounts considered necessary to resolve all litigation discussed above.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                              AND FEBRUARY 1, 1992



Other

In the normal course of business, the Company is involved in various claims and litigation. It is the opinion of management and counsel that the disposition of these matters will not materially affect the Company's financial position.

NOTE 9 - CREDIT AGREEMENT

The Company is party to a revolving credit agreement, together with Dart and Crown Books, for a $6,000,000 revolving line of credit. The $6,000,000 is an aggregate amount and not specifically allocated to any of the parties. The line is intended to be used for the issuance of standby and trade letters of credit. At January 29, 1994, there had been no borrowings under the credit agreement. This line of credit expires May 1, 1995.

NOTE 10 - EMPLOYEES' PROFIT-SHARING PLAN

The Company maintains a non-contributory profit-sharing plan for all full-time employees with one year of continuous employment. The Company's annual contribution to the plan is based on a discretionary percentage of the Company's consolidated net income, as defined in the plan, and as determined by the Board of Directors. Contributions are allocated to individual employees based on each employee's salary in relation to the total salaries of all eligible employees. The Company's contributions were $400,000, and $150,000 in 1993 and 1992. No contribution was made for fiscal 1994.

NOTE 11 - STOCK OPTION PLAN

Trak Auto Corporation 1993 Stock Option Plan

The Trak Auto Corporation 1993 Stock Option Plan (the "1993 Option Plan") was approved by the shareholders at the June 1993 annual meeting. The 1993 Option Plan is for officers, directors and key employees. The total number of shares that may be issued under the 1993 Option Plan is 1,250,000 and the 1993 Option Plan will terminate June 30, 2003. Based on options outstanding at January 29, 1994 the maximum shares issuable under options exercisable over the next five years are: 40,230 in 1995, 77,460 in 1996 and 114,690 in each of 1997, 1998 and
1999.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                              AND FEBRUARY 1, 1992


Information concerning the 1993 Option Plan:

                                              Number of      Option Price
                                               Options         per Share
                                             -----------     ------------
Outstanding at January 30, 1993                     -              $ -
  Granted                                        120,810            12.50
  Exercised                                         -                -
  Expired                                         (6,120)           12.50
                                                 -------           ------
Outstanding at January 29, 1994                  114,690           $12.50
                                                 =======           ======

Options to purchase 3,000 shares were exercisable at January 29, 1994 and 1,135,310 options remained available for grant.

Trak Auto Corporation Stock Option Plan

The Trak Auto Corporation Stock Option Plan (the "Option Plan") provided for option grants to officers, directors and key employees of the Company and its parent and subsidiaries. Based on the options outstanding, as of January 29, 1994, the maximum shares issuable under options exercisable over the next four years are: 156,868 in 1995, 169,258 in 1996, 131,738 in 1997, and 85,567 in
1998. The Option Plan expired January 31, 1993 and no new options could be granted after that date.

Information concerning the Option Plan:

                                                 Number of     Option Price
                                                  Options       per Share
                                                 ---------   ---------------
Outstanding February 1, 1992                      432,684    $  6.00 - 12.37
  Granted                                         105,650      12.50 - 13.75
  Exercised                                      (258,121)      6.00 - 12.37
  Expired                                         (14,488)      6.00 - 12.50
                                                 --------    ---------------
Outstanding January 30, 1993                      265,725       6.00 - 13.75
  Exercised                                       (13,299)      6.00 - 12.50
  Expired                                         (67,535)      6.00 - 13.75
                                                 --------    ---------------
Outstanding January 29, 1994                      184,891    $  6.00 - 13.75
                                                 ========    ===============

Options to purchase 113,457 shares were exercisable at January 29, 1994.

The Board of Directors of the Company has authorized certain officers and directors of the Company to apply for loans from the Company to exercise their vested stock options. Under the plan approved by the board, the loans must bear interest at the prime rate, adjusted annually, must be secured by all of the stock acquired by exercise of the options, must be repaid out of the first proceeds of sale of the stock or at the end of three years, whichever is earlier, and the borrower must demonstrate to the Company's chief financial officer both that it would be difficult to dispose of the number of shares on the open market and that he or she presents a reasonable credit risk to the Company.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                              AND FEBRUARY 1, 1992


NOTE 12 - INTERIM FINANCIAL DATA - (UNAUDITED)

Selected interim financial data for the years ended January 29, 1994 and January 30, 1993 are as follows:

                        ---- In Thousands Except Per Share Data -----
QUARTER ENDED:           JANUARY     OCTOBER       JULY        MAY
                         29, 1994    30, 1993   31, 1993     1, 1993
                        ---------   ---------   ---------   ---------
Sales                   $  86,209   $  86,352   $  84,354   $  77,883
Gross Profit (1)           19,782      19,509      19,708      20,130
Net Income (Loss)            (613)        267         335          92
Net Income (Loss)
  Per Share (3)         $    (.10)  $     .04   $     .05   $     .01


QUARTER ENDED:           JANUARY     OCTOBER      AUGUST       MAY
                         30, 1993    31, 1992    1, 1992     2, 1992
                        ---------   ---------   ---------   ---------
Sales                   $  75,292   $  80,643   $  82,022   $  77,836
Gross Profit (1)           19,310      21,087      21,032      20,892
Income (loss) before
  Cumulative Effect of
  Change in Accounting
  Principle  (2)           (3,101)      1,968       2,915       1,573
Cumulative Effect of
  Change in Accounting
  Principle                   -           -           -         1,658
Net Income (Loss)          (3,101)      1,968       2,915       3,231

Earnings Per Share: (3)
Income before
  Cumulative Effect of
  Change in Accounting
  Principle             $    (.51)  $     .33    $    .50    $    .26
Cumulative Effect of
  Change in Accounting
  Principle                    -           -           -          .28
Net Income (Loss)
  Per Share  (3)        $    (.51)  $     .33   $     .50   $     .54


(1)  After deduction for cost of sales, store occupancy and warehousing.
(2)  After deduction for 4th Quarter Restructuring Charge.
(3) The sum of these amounts does not equal the annual amount because of changes in the average number of shares outstanding during the year.

Financial data for the year ended January 30, 1993 has been restated to reflect the adoption of SFAS No. 109, Accounting for Income Taxes, effective February 2, 1992.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures

          Inapplicable.



                                    PART III

The following Items 10 through 13 are incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A.


Item 10.  Directors and Executive Officers of the Registrant


Item 11.  Executive Compensation


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management


Item 13.  Certain Relationships and Related Transactions

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (A)

       1.  Financial Statements

           See Item 8.

       2.  Schedules (Consolidated) -

                 Report of Independent Public Accountants on Schedules

             I - Schedule of Marketable Securities - Other Investments
            II - Accounts Receivable from Related Parties
             V - Property, Plant and Equipment
            VI - Accumulated Depreciation and Amortization of Property,
                   Plant and Equipment
          VIII - Valuation and Qualifying Accounts
             X - Supplementary Income Statement Information

                 All other schedules are omitted because the required information is inapplicable or it is presented in the consolidated financial statements or related notes.

           Exhibits

    C  3(a)      Certificate of Incorporation of Trak Auto Corporation
        as amended by Certificate of Amendment dated October 30, 1987.

       3(b)      By-laws, amended and restated September 14, 1993.

    A 10(b)      Indemnity Agreement dated March 10, 1983, between Dart
        Drug Corporation and Trak Auto Corporation.

    A 10(e)      License Agreement dated March 4, 1983 between Dart Drug
        Corporation and Trak Auto Corporation; Third Lease Amendment dated April 13, 1977 between Robert J. J. Seone, Evelyn L. M. Seone and Dart Drug Corporation, Merrifield as merged into Dart Drug Corporation, Virginia; Second Lease Amendment dated April l2, 1972; First Lease Amendment dated May 24, 1971; Lease Agreement dated April l, 1969 (601).

    A 10(f)      License Agreement dated March 4, 1983 between Dart Drug
        Corporation and Trak Auto Corporation; Amendment of Lease
        Agreement dated June 29, 1973 between Kenren Associates and Dart Drug Corporation, Pennsylvania Avenue; Lease Agreement dated April 20, 1972. (602)

    A 10(g)      License Agreement dated March 4, 1983 between Dart Drug
        Corporation and Trak Auto Corporation; Memorandum of Lease Amendment dated July 31, 1970; Lease Modification Agreement dated January 10, 1969; Lease Agreement dated October 9, 1968.
        (603)

    A 10(h)      License Agreement dated March 4, 1983 between Dart Drug
        Corporation and Trak Auto Corporation; Lease Agreement dated December 1, 1971 between Columbia Pike Association and Dart
        Drug Corporation, Lake Barcroft. (604)

    A 10(j)      Lease Agreement dated January 1, 1980 between Oxon Hill
        Plaza, Inc., Agent and Nominee for Combined Properties
        Corporation, and Trak Auto Corporation. (606)

    A 10(n)      License Agreement dated March 4, 1983 between Dart Drug
        Corporation and Trak Auto Corporation; Second Amendment of Lease dated January 17, 1974 between Shopco Crofton Associates and Dart Drug Corporation, Crofton; First Amendment of Lease dated January 9, 1974; Lease dated August 31, 1973. (611)

    A 10(q)      License Agreement dated March 4, 1983 between Dart Drug
        Corporation and Trak Auto Corporation; Addendum to Lease
        Agreement dated June 1, 1976 between Kaufman Company S.
        Greenhoot Fischer, Carol B. Fisher and Dart Vienna, Inc.; Lease Agreement dated April 14, 1960. (616)

    A 10(r)      License Agreement dated March 4, 1983 between Dart Drug
        Corporation and Trak Auto Corporation; Lease dated December 20, 1969 between C.D. Hylton and Dart Drug Corporation, Hampton Mall. (617)

    A 10(s)      License Agreement dated March 4, 1983 between Dart Drug
        Corporation and Trak Auto Corporation; Lease Agreement dated February 14, 1970 between Kenland Corp. and Dart Drug
        Corporation, Marlboro; Agreement dated December 31, 1975. (618)

    A 10(u)      License Agreement dated March 4, 1983 between Dart
        Drug Corporation; Amendment C dated February 23, 1979 between Allentown Plaza Associates and Dart Drug Corporation, Maryland; Settlement Agreement and Mutual Release and Amendment B dated October 31, 1975; Amendment A dated August 24, 1970; Lease dated August 24, 1970. (624)

    A 10(v)      Lease Agreement dated May 26, 1981 between Maryland City
        Plaza, Inc., Agent and Nominee for Combined Properties
        Corporation, and Trak Auto Corporation. (623)

    A 10(w)      License Agreement dated March 4, 1983 between Dart Drug
        Corporation and Trak Auto Corporation; Sublease Agreement dated July 25, 1969 between Food Fair Stores, Inc. and Dart Drug Corporation, Westfalls; Lease (undated) between Westfalls Shopping Center Limited Partnership and Food Lane Stores, Inc.; Assignment and Assumption Agreement dated March 20, 1980 between Food Fair, Inc. and Dart Drug Corp.

     A 10(x)      License Agreement dated March 4, 1983 between Dart Drug
        Corporation and Trak Auto Corporation; Amendment C dated October 25, 1976 between Avon Road Corp. and Dart Drug Corporation, Mount Vernon; Amendment B dated July 27, 1972; Amendment A dated July 16, 1971; Lease dated August 24, 1970. (626)

      A 10(y)      License Agreement dated March 4, 1983 between Dart Drug
          Corporation and Trak Auto Corporation; Lease Agreement dated December 10, 1971 between D.C. Hylton and Dart Drug Corporation, Dale City. (628)

      A 10(z)      License Agreement dated March 4, 1983 between Dart Drug
          Corporation and Trak Auto Corporation; Indenture of Lease dated May 21, 1969 between McLean, Chain Bridge Road, Inc. and Dart Drug Corporation, McLean. (627)

      A 10(aa)     Lease Agreement dated May 26, 1981 between Bradlick,
          Inc., Agent and Nominee for Combined Properties Corporation, and Trak Auto Corporation. (629)

      A 10(cc)     License Agreement dated March 4, 1983 between Dart Drug
          Corporation and Trak Auto Corporation; Lease Agreement dated March 31, 1970 between the Claridge Towers Company and Dart Drug Corporation, Cherry Hill; Agreement dated January 22, 1970. (631)

      A 10(gg)     License Agreement dated March 4, 1983 between Dart Drug
          Corporation and Trak Auto Corporation; Lease Agreement May 11, 1970 between Julia Lee Rubin and Dart Drug Corporation, Waldorf; Agreement dated August 21, 1970. (636)

      A 10(hh)     License Agreement dated March 4, 1983 between Dart Drug
          Corporation and Trak Auto Corporation; Lease Agreement dated August 16, 1974 between EES Herndon Associates and Dart Drug Drug Corporation, Sterling Park. (637)

      A 10(jj)     Second Amendment to Master License Agreement dated
          March 8, 1983 between Total Plus Corporation and Trak Auto Corporation; Master License Agreement dated September 15, 1981.

      A 10(ffff)   Agreement, dated March 31, 1983, between Dart Drug
          Corporation and Trak Auto East Corporation

      B 10(gggg)   Lease Agreement dated April 27, 1984, between Trak
          Chicago Limited Partnership I and Trak Auto Corporation.

      B 10(hhhh)   Sublease Agreement dated December 26, 1984, between
          Dart Group Corporation and Trak Auto Corporation (75th Avenue).

       C 10(pppp)   Indemnity Agreement, dated June 9, 1986, by and
          between Dart Group Corporation and Trak Auto Corporation.

       D 10(qqqq)   Agreement of Merger dated May 28, 1987 between Trak
          Auto East Corporation and Trak Auto West, Inc.

       D 10(ssss)   1988 Trak Auto Corporation Deferred Compensation Plan
          for Directors, effective January 1, 1988.

       E 10(tttt)   Lease Agreement dated January 27, 1989 between Trak
          Auto Corporation and Combined Properties/Ontario Limited
          Partnership.

       E 10(uuuu)   Lease Agreement dated February 3, 1988 between Trak
          Corporation and Haft/Equities - General.

       E 10(vvvv)   Lease Agreement dated June 17, 1987 between Trak Auto
          West, Inc. and Haft/Equities/Rose Hill Limited Partnership.

       F 10(wwww)   Assignment and Assumption agreement dated December 30,
          1989 between Greenway Center Associates Limited Partnership and CM/CP Greenway Center Joint Venture, and lease agreement dated March 13, 1980, between Greenway Center Associates Limited Partnership and Trak Auto Corporation. (612)

       F 10(xxxx)   Assignment and Assumption agreement dated December 30,
          1989 between Briggs Chaney Associates Limited Partnership and CM/CP Briggs Chaney Plaza Joint Venture, and lease agreement dated June 26, 1981, between Western Development Corporation and Trak Auto Corporation. (641)

       F 10(yyyy)   Amended Stock Option Plan

       G 10(zzzz)   Lease Agreement dated May 18, 1990 between Combined
          Properties Limited Partnership and Trak Corporation and Lease Termination Agreement date March 31, 1990 between Combined Properties Limited Partnership, Retail Lease Acquisition Limited Partnership and Trak Corporation re: Fair City Mall
          (605).

       G 10(aaaaa)  Lease Agreement dated May 18, 1990 between Retail
          Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement date March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak
          Corporation re: Chantilly Plaza (609).

       G 10(bbbbb)  Lease Agreement dated May 18, 1990 between Retail
          Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement date March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak
          Corporation re: College Plaza (610).

       G 10(ccccc)  Lease Agreement dated May 18, 1990 between Retail
          Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement date March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak
          Corporation re: Enterprise (614).

       G 10(ddddd)  Lease Agreement dated May 18, 1990 between Retail
          Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement date March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak
          Corporation re: Rolling Valley (630).

      G 10(eeeee)  Lease Agreement dated May 18, 1990 between Combined
          Properties Limited Partnership and Trak Corporation and Lease Termination Agreement date March 31, 1990 between Combined Properties Limited Partnership, Retail Lease Acquisition Limited Partnership and Trak Corporation re: White Flint (632).


      G 10(fffff)  Lease Agreement dated November 6, 1990 between CP
          Acquisition Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between CP

          Acquisition Limited Partnership and Trak Corporation
          re: Aspen Manor (615).

      F 10(ggggg)  Lease Agreement dated November 6, 1990 between CP
          Acquisition Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation
          re: Lee and Harrison (633).

      G 10(hhhhh)  Lease Agreement dated November 6, 1990 between CP
          Acquisition Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation
          re: Penn Daw (642).

      G 10(iiiii)  Lease Agreement dated November 6, 1990 between
          Combined Properties Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between Combined Properties Limited Partnership and Trak Corporation re: Fairfax Circle (656).

      G 10(jjjjj)  Lease Agreement dated March 23, 1990 between
          Combined Properties/Silver Hill Limited Partnership and Trak Corporation and Termination Agreement dated April 13, 1990 between Combined Properties/Silver Hill Limited Partnership and Trak Corporation re: Silver Hill (619).

      G 10(kkkkk)  Lease Agreement dated November 6, 1990 between Haft/
          Equities-Bladen Limited Partnership and Trak Corporation and Lease Termination Agreement dated November 6, 1990 between Haft/Equities-Bladen Limited Partnership and Trak Corporation re: Bladen Plaza (662).

      H 10(lllll)  Lease agreement dated December 23, 1991 between
          Combined Properties Limited Partnership and Trak Corporation re: Manaport Plaza Shopping Center (607).

      H 10(mmmmm)  Amendment of lease dated December 24, 1991 between
          Haft/Equities-Bladen Limited Partnership and Trak Corporation re: Bladen Plaza (662).

      H 10(nnnnn)  Sublease Agreement dated February 19, 1992 between
          Crown Books Corporation and Trak Corporation re: Vienna (616).

      H 10(ooooo)  Sublease agreement dated February 12, 1991 between
          Crown Books Corporation and Trak Corporation re: McLean Shopping Center (627).

      H 10(ppppp)  Sublease Agreement dated April 20, 1992 between Dart
          Group Corporation and Trak Corporation re: Pennsy Drive Whse 3

      I 10(qqqqq)  Amendment of lease dated December 11, 1992 between
          Combined Properties Limited Partnership and Super Trak
          Corporation re: Oxon Hill (606).

      I 10(rrrrr)  Amendment of lease dated December 1, 1992 between
          Haft/Equities-Bladen Limited Partnership and Super Trak
          Corporation re: Bladen Plaza (662).

      I 10(sssss)  Amendment of lease dated January 8, 1993 between
          Retail Lease Acquisition Limited Partnership and Trak
          Corporation re: Chantilly Plaza (609).

      I 10(ttttt)  Note Receivable from Robert M. Haft dated December
          31, 1992.

      I 10(uuuuu)  Amendment of lease dated December 1, 1992 between
          Combined Properties/Montebello Limited Partnership and Super Trak re: Montebello (520)

      J 10(vvvvv)  Trak Auto Corporation 1993 Stock Option Plan.

        10(5w)  Amendment of lease dated February 4, 1993 between Retail
          Lease Acquisition Limited Partnership and Super Trak re: College Plaza (610).

        10(5x)  Amendment of lease dated September 13, 1993 between
          Combined Properties Limited Partnership and Super Trak Corporation re: Fair City Mall (605).

        10(5y)  Amendment of lease dated September 13, 1993 between
          Combined Properties Limited Partnership and Super Trak Corporation re: Maryland City (623).

        10(5z)  Second Amendment of lease dated March 31, 1994 between
          Combined Properties Limited Partnership and Super Trak Corporation re: Oxon Hill (606).

        10(A)  Lease Amendment dated November 22, 1993 between Combined
          Properties Limited Partnershp and Super Trak Corporation re:
          Landmark (658).

        10(B)  Third Amendment of lease dated March 31, 1994 between Combined
          Properties/Montebello Limited Partnership and Trak Auto West, Inc. re:
          Montebello (197).

        10(C)  Lease Agreement dated September 29, 1993 between Combined
          Properties/Reseda Associates Limited Partnership and Super Trak Corporation re: Reseda (193).


        11(a)     Statement on Computation of Per Share Net Income.

        22        Subsidiaries of the Company

        24        Consent of Independent Public Accountants

     A Incorporated by reference to the Company's Registration Statement on Form S-1, 2-82430.

     B Incorporated by reference to the corresponding Exhibit in the Company's fiscal year 1985 Form 10-K.

     C Incorporated by reference to the corresponding Exhibit in the Company's fiscal year 1987 Form 10-K.

     D Incorporated by reference to the corresponding Exhibit in the Company's fiscal year 1988 Form 10-K.

     E Incorporated by reference to the corresponding Exhibit in the Company's fiscal year 1989 Form 10-K.

     F Incorporated by reference to the corresponding Exhibit in the Company's fiscal year 1990 Form 10-K.

     G Incorporated by reference to the corresponding Exhibit in the Company's fiscal year 1991 Form 10-K.

     H Incorporated by reference to the corresponding Exhibit in the Company's fiscal year 1992 Form 10-K.

     I Incorporated by reference to the corresponding Exhibit in the Company's fiscal year 1993 Form 10-K.

     J  Incorporated by reference to the Company's 1993 Proxy Statement.

       (Note: Dart Drug Corporation changed its name to Dart Group Corporation on July 3, 1984).


  (B)  Reports on Form 8-K

       During the fourth quarter of fiscal year end January 29, 1994, the Company filed one report on Form 8-K.

            1.  Form 8-k dated December 20, 1993 (Item 5 - Other events).
             The report did not contain financial statements.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

TO TRAK AUTO CORPORATION:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Trak Auto Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated April 27, 1994. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the accompanying index (Item 14A2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                      ARTHUR ANDERSEN & CO.

Washington, D.C.,
April 27, 1994.



Exhibit 23

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports dated April 27, 1994 included in this Form 10-K, into Trak Auto Corporation's previously filed Form S-8 File Number 33-3160.



                                     ARTHUR ANDERSEN & CO.


Washington D.C.,
April 27, 1994.

                                                                      SCHEDULE I

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

       CONSOLIDATED SCHEDULE OF MARKETABLE SECURITIES - OTHER INVESTMENTS

                                                                    BALANCE
                         PRINCIPAL                    MARKET         SHEET
   ISSUER                 AMOUNT         COST         VALUE        VALUATION
   ------                ---------       ----         ------       ---------


                          AS OF JANUARY 29, 1994
                          ----------------------
   Money Markets        $ 9,404,000   $ 9,404,000   $ 9,404,000   $ 9,404,000
   United States
     Treasury Bills       2,000,000     1,983,000     1,998,000     1,983,000
                        -----------   -----------   -----------   -----------
   Total Short-term
     Instruments        $11,404,000   $11,387,000   $11,402,000   $11,387,000
                        ===========   ===========   ===========   ===========

   United States
     Treasury Notes     $ 2,470,000   $ 2,638,000   $ 2,640,000   $ 2,638,000
   Municipals             4,195,000     4,674,000     4,645,000     4,674,000
   Corporate Bonds        1,350,000     1,377,000     1,380,000     1,377,000
                        -----------   -----------   -----------   -----------
   Total Marketable
     Debt Securities    $ 8,015,000   $ 8,689,000   $ 8,665,000   $ 8,689,000
                        ===========   ===========   ===========   ===========



                          AS OF JANUARY 30, 1993
                          ----------------------

   United States
     Treasury Bills     $28,350,000   $28,109,000   $28,114,000   $28,109,000
                        ===========   ===========   ===========   ===========

                                                                    SCHEDULE  II

                  TRAK AUTO CORPORATION AND SUBSIDIARIES

    CONSOLIDATED SCHEDULE OF ACCOUNTS RECEIVABLE FROM RELATED PARTIES

                         BALANCE                                 BALANCE END
                        BEGINNING                    AMOUNTS      OF PERIOD,
   NAME OF DEBTOR       OF PERIOD     ADDITIONS     COLLECTED      CURRENT
                       ----------    ----------   -----------   ------------


                        AS OF JANUARY 29, 1994
                        ----------------------
   Robert M. Haft      $  124,000    $    -        $  124,000    $    -
                       ==========    ==========    ==========    ==========



                        AS OF JANUARY 30, 1993
                        ----------------------

   R. Keith Green      $  100,000    $    -        $  100,000    $     -
   David B. MacGlashen       -          125,000       125,000          -
   Robert M. Haft            -          124,000          -          124,000
                       ----------    ----------    ----------    ----------

                       $  100,000    $  249,000    $  225,000    $  124,000
                       ==========    ==========    ==========    ==========


                        AS OF FEBRUARY 1, 1992
                        ----------------------

   R. Keith Green      $  100,000    $    -        $    -        $  100,000
                       ==========    ==========    ==========    ==========

                                                                     SCHEDULE  V


                     TRAK AUTO CORPORATION AND SUBSIDIARIES

             CONSOLIDATED SCHEDULE OF PROPERTY, PLANT AND EQUIPMENT

                    BEGINNING                                     ENDING
 CLASSIFICATION      BALANCE       ADDITIONS     RETIREMENTS      BALANCE
 --------------     ---------      ---------     -----------      -------


                            YEAR ENDED JANUARY 29, 1994
                            ---------------------------
 Furniture,
   fixtures and
   equipment      $ 34,054,000     14,939,000     5,558,000     $ 43,435,000

 Leasehold
   improvements      6,529,000      4,270,000     1,530,000        9,269,000

 Leased property    24,756,000          -         1,089,000       23,667,000
                  ------------     ----------    ----------     ------------

                  $ 65,339,000     19,209,000     8,177,000     $ 76,371,000
                  ============     ==========    ==========     ============


                            YEAR ENDED JANUARY 30, 1993
                            ---------------------------

 Furniture,
   fixtures and
   equipment      $ 31,541,000      5,208,000     2,695,000     $ 34,054,000

 Leasehold
   improvements      5,792,000      1,868,000     1,131,000        6,529,000

 Leased property    26,656,000          -         1,900,000       24,756,000
                  ------------     ----------    ----------     ------------

                  $ 63,989,000      7,076,000     5,726,000     $ 65,339,000
                  ============     ==========    ==========     ============


                            YEAR ENDED FEBRUARY 1, 1992
                            ---------------------------

 Furniture,
   fixtures and
   equipment      $ 25,853,000      6,435,000       747,000     $ 31,541,000

 Leasehold
   improvements      5,740,000        949,000       897,000        5,792,000

 Leased property    28,263,000          -         1,607,000       26,656,000
                  ------------     ----------    ----------     ------------

                  $ 59,856,000      7,384,000     3,251,000     $ 63,989,000
                  ============     ==========    ==========     ============

                                                                    SCHEDULE  VI


                     TRAK AUTO CORPORATION AND SUBSIDIARIES

       CONSOLIDATED SCHEDULE OF ACCUMULATED DEPRECIATION AND AMORTIZATION

                        OF PROPERTY, PLANT AND EQUIPMENT

                    BEGINNING                                     ENDING
 CLASSIFICATION      BALANCE       ADDITIONS     RETIREMENTS      BALANCE
 --------------     ---------      ---------     -----------      -------

                            YEAR ENDED JANUARY 29, 1994
                            ---------------------------
 Furniture,
   fixtures and
   equipment      $ 14,683,000      7,135,000       642,000    $ 21,176,000

 Leasehold
   improvements      3,942,000        857,000       134,000       4,665,000

 Leased Property     7,871,000      1,083,000     2,187,000       6,767,000
                  ------------      ---------     ---------    ------------

                  $ 26,496,000      9,075,000     2,963,000    $ 32,608,000
                  ============      =========     =========    ============


                            YEAR ENDED JANUARY 30, 1993
                            ---------------------------

 Furniture,
   fixtures and
   equipment      $ 11,883,000      4,379,000     1,579,000    $ 14,683,000

 Leasehold
   improvements      3,519,000        619,000       196,000       3,942,000

 Leased Property     8,518,000      1,220,000     1,867,000       7,871,000
                  ------------      ---------     ---------    ------------

                  $ 23,920,000      6,218,000     3,642,000    $ 26,496,000
                  ============      =========     =========    ============


                            YEAR ENDED FEBRUARY 1, 1992
                            ---------------------------

 Furniture,
   fixtures and
   equipment      $  7,615,000      4,268,000         -         $ 11,883,000

 Leasehold
   improvements      2,385,000      1,175,000        41,000        3,519,000

 Leased property     7,205,000      1,682,000       369,000        8,518,000
                  ------------      ---------     ---------     ------------

                  $ 17,205,000      7,125,000       410,000     $ 23,920,000
                  ============      =========     =========     ============

                                                                  SCHEDULE  VIII


                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


                          BALANCE                     AMOUNTS       BALANCE
                         BEGINNING                    PAID OR      AT END OF
    DESCRIPTION          OF PERIOD     ADDITIONS      REVERSED      PERIOD
    -----------          ---------     ---------      --------     ---------


                               AS OF JANUARY 29, 1994
                               ----------------------
 Reserve for
   closed stores
   including
   restructuring
   charge               $10,360,000  $     -       $ 2,563,000   $ 7,797,000
 Obsolete inventory         854,000        -           544,000       310,000
 LIFO Reserve             5,422,000       98,000         -         5,520,000


                                 AS OF JANUARY 30, 1993
                                 ----------------------

 Reserve for
   closed stores
   including
   restructuring
   charge               $ 4,367,000  $ 8,232,000   $ 2,239,000   $10,360,000
 Obsolete inventory       1,134,000      550,000       830,000       854,000
 LIFO Reserve             5,388,000       34,000         -         5,422,000


                                 AS OF FEBRUARY 1, 1992
                                 ----------------------

 Reserve for
   closed stores        $ 2,702,000  $ 2,760,000   $ 1,095,000   $ 4,367,000
 Obsolete inventory       1,211,000      693,000       770,000     1,134,000
 LIFO Reserve             5,002,000      386,000         -         5,388,000

                                                                     SCHEDULE  X


                     TRAK AUTO CORPORATION AND SUBSIDIARIES

             SCHEDULE OF SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                        Charged to Costs and Expenses
                                   ----------------------------------------

                                                 Fiscal Years
                                   ----------------------------------------
                                       1994          1993          1992
                                   ------------  ------------  ------------
 Advertising Costs                 $ 20,535,000  $ 18,077,000  $ 17,460,000

 Licenses and taxes                $  4,237,000  $  4,090,000  $  3,882,000


           All other items do not exceed one percent of total sales.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRAK AUTO CORPORATION
 Date: April 29, 1994          By: R. Keith Green
       --------------------        ---------------------------------
                                   R. Keith Green
                                   Director and President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date: April 29, 1994              R. Keith Green
       --------------------        --------------------------------
                                   R. Keith Green
                                   Director and President

 Date: April 29, 1994              Herbert H. Haft
       --------------------        --------------------------------
                                   Herbert H. Haft
                                   Chairman of the Board of
                                   Directors

 Date: April 29, 1994              Ronald S. Haft
       --------------------        --------------------------------
                                   Ronald S. Haft
                                   Director

 Date: April 29, 1994              Bonita Wilson
       --------------------        --------------------------------
                                   Bonita Wilson
                                   Director

 Date: April 29, 1994              Douglas Bregman
       --------------------        --------------------------------
                                   Douglas Bregman
                                   Director

 Date: April 29, 1994              Larry G. Schafran
       --------------------        ---------------------------------
                                   Larry G. Schafran
                                   Director

 Date: April 29, 1994              H. Ridgely Bullock
       --------------------        --------------------------------
                                   H. Ridgely Bullock
                                   Director

 Date: April 29, 1994              Ron Marshall
       --------------------        --------------------------------
                                   Ron Marshall
                                   Principal Financial Officer

 Date: April 29, 1994              David B. MacGlashan
       --------------------        --------------------------------
                                   David B. MacGlashan
                                   Principal Accounting Officer

                      TRAK AUTO CORPORATION AND SUBSIDIARY

                                 Exhibit Index

    Exhibit                                                       Page
    Number                    Exhibit Index                      Number
    -------                   -------------                      ------
    3(b)           By-laws, amended and restated September 14,
                   1993.

    10(5w) Amendment of lease dated February 4, 1993 between Retail Lease Acquisition Limited
                   Partnership and Super Trak re: College
                   Plaza (610).

    10(5x)         Amendment of lease dated September 13,
                   1993 between Combined Properties Limited
                   Partnership and Super Trak Corporation
                   re: Fair City Mall (605).

    10(5y) Amendment of lease dated September 13, 1993 between Combined Properties Limited
                   Partnership and Super Trak Corporation
                   re: Maryland City (623).

    10(5z)         Second Amendment of lease dated March 31,
                   1994 between Combined Properties Limited
                   Partnership and Super Trak Corporation
                   re: Oxon Hill (606).

    10(A)          Lease amendment dated November 22, 1993
                   between Combined Properties Limited
                   Partnershp and Super Trak Corporation re:
                   Landmark (658).

     10(B)         Third Amendment of lease dated March 31,
                   1994 between Combined Properties/Montebello
                   Limited Partnership and Trak Auto West, Inc.
                   re: Montebello (197).

     10(C) Lease Agreement dated September 29, 1993 between Combined Properties/Reseda Associates
                   Limited Partnership and Super Trak Corporation
                   re: Reseda (193).

    11(a)          Statement on Computation of Per Share
                   Net Income.                                      57

    21             Subsidiaries of the Company                      58

    23             Consent of Independent Public Accountants        48

  Exhibit 11(a)


                STATEMENT ON COMPUTATION OF PER SHARE NET INCOME



                                                Years Ended
                                 -----------------------------------------
                                  January 29,   January 30,    February 1,
                                     1994          1993           1992
                                 ------------   -----------    -----------
    Weighted average common
      shares outstanding
      during the year               6,046,000     5,854,000     5,780,000

    Effect of dilutive stock
      options, net of shares
      assumed repurchased
      at average market price          61,000        74,000        15,000
                                 ------------  ------------  ------------

    Weighted average common
      share and common share
      equivalents                   6,107,000     5,928,000     5,795,000
                                 ============  ============  ============

    Net income before
      cumulative effect of
      change in accounting
      principle                  $     81,000  $  3,355,000  $  2,084,000
      Cumulative effect of
        change in accounting
        principle                       -         1,658,000         -
                                 ------------  ------------  ------------
    Net Income                   $     81,000  $  5,013,000  $  2,084,000
                                 ============  ============  ============


    Earnings per share:
      Net income before
        cumulative effect of
        change in accounting
        principle                $        .01  $        .57  $        .36
        Cumulative effect of
          change in accounting
          principle                      -              .28            -
                                 ------------  ------------  ------------
        Net income               $        .01  $        .85  $        .36
                                 ============  ============  ============

  Exhibit 21

                          SUBSIDIARIES OF THE COMPANY


                                                     State of Incorporation
                                                     ----------------------
          Trak Corporation (A)          (100%)             Delaware
          Trak DHC Corporation          (100%)             Delaware
          Super Trak Corporation        (100%)             Delaware
          Trak Acquisition Corp.        (100%)             Delaware


          A Does business in certain states under the name "Trak Auto
            Corporation I".

                                EDGAR APPENDIX


Exhibit 10(5x) Printed version of this document contains a map of Picket Shopping Center, Fairfax, Virginia

Exhibit 10(5y) printed version of this document contains a map of Maryland City Plaza, Laurel, Maryland

Exhibit 10(5z) printed version of this document contains a map of Oxon Hill Plaza Shopping Center, Oxon Hill, Maryland

Exhibit 10(A) printed version of this document contains a map of The Plaza at Landmark Shopping Center, Alexandria, Virginia

Exhibit 10(B) printed version of this document contains a map of The Montebello Mart Shopping Center, Montebello, California.

Exhibit 10(c) printed version of this document contains a map of Loehmann's Plaza Shopping Center, Reseda, California. Printed version of this document contains company logo, drawings of store front and sign criteria.