Form 10-Q
period 1994-04-30
TRAK AUTO CORP
filed 1994-06-14
CIK 716438

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   April 30, 1994
                                                       -------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ---------- to
    -----------

Commission file number 0-12202
                      ----------

                             TRAK AUTO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                             52-1281465
  ---------------------------------------------   -------------------
  (State or other jurisdiction of incorporation    (I.R.S. Employer
                 or organization)                 Identification No.)

                  3300 75th Avenue, Landover, Maryland, 20785
                  -------------------------------------------
                    (Address of principal executive office)
                                   (Zip Code)

                                 (301) 731-1200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   ------     -----

At June 13, 1994, registrant had 6,053,818 shares of Common Stock outstanding.





                               Page 1 of 14 pages

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

    The consolidated financial statements included herein have been prepared by Trak Auto Corporation ("Trak Auto"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Trak Auto believes that the disclosures are adequate to make the information presented not misleading.

    It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Trak Auto's report on Form 10-K for the fiscal year ended January 29, 1994.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                  Thirteen Weeks Ended
                                               --------------------------
                                                April 30,       May 1,
                                                   1994          1993
                                               ------------  ------------
Sales                                          $ 88,387,000  $ 77,883,000
Interest and other income                           267,000       399,000
                                               ------------  ------------
                                                 88,654,000    78,282,000
                                               ------------  ------------

Expenses:
  Cost of sales, store occupancy and
    warehousing                                  64,654,000    57,753,000
  Selling and administrative                     17,495,000    17,943,000
  Depreciation and amortization                   1,623,000     1,543,000
  Interest expense                                  881,000       904,000
                                               ------------  ------------
                                                 84,653,000    78,143,000
                                               ------------  ------------

Income before income taxes                        4,001,000       139,000
Income taxes                                      1,471,000        47,000
                                               ------------  ------------
Net Income                                     $  2,530,000  $     92,000
                                               ============  ============

Weighted average common shares and
  common share equivalents outstanding            6,086,000     6,145,000
                                               ============  ============

Per share data:
Net Income                                     $     .42     $     .01
                                               ============  ============


The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                  (Unaudited)


                                                April 30,     January 29,
                                                   1994          1994
                                               ------------  ------------
Current Assets:
  Cash                                         $  5,753,000  $  4,931,000
  Short-term instruments                         10,107,000    11,387,000
  Marketable debt securities                     12,143,000     8,689,000
  Accounts receivable, trade                      4,446,000     5,570,000
  Accounts receivable, other                        419,000       764,000
  Merchandise inventories                        91,517,000    93,462,000
  Deferred income taxes                           3,299,000     3,992,000
  Due from affiliate                                  -            20,000
  Other current assets                            1,007,000       990,000
                                               ------------  ------------
    Total Current Assets                        128,691,000   129,805,000
                                               ------------  ------------

Property and Equipment, at cost:
  Furniture, fixtures and equipment              44,489,000    43,435,000
  Leasehold improvements                         10,134,000     9,269,000
  Property under capital leases                  23,667,000    23,667,000
                                               ------------  ------------
                                                 78,290,000    76,371,000
Accumulated Depreciation
  and Amortization                               34,280,000    32,608,000
                                               ------------  ------------
                                                 44,010,000    43,763,000
                                               ------------  ------------

Other Assets                                        251,000       239,000
                                               ------------  ------------

Deferred Income Taxes                             6,530,000     5,342,000
                                               ------------  ------------

Total Assets                                   $179,482,000  $179,149,000
                                               ============  ============



The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  (Unaudited)


                                                 April 30,    January 29,
                                                    1994          1994
                                               ------------  ------------
Current Liabilities:
  Accounts payable, trade                      $ 43,250,000  $ 49,926,000
  Income taxes payable                            2,982,000     1,155,000
  Accrued expenses -
    Salary and benefits                           8,794,000     8,008,000
    Taxes other than income                       4,803,000     5,572,000
    Other                                        13,517,000    10,865,000
  Current portion of obligations under
    capital leases                                  211,000       211,000
  Due to affiliate                                  160,000         -
                                               ------------  ------------
    Total Current Liabilities                    73,717,000    75,737,000
                                               ------------  ------------

Obligations Under Capital Leases                 26,403,000    26,331,000
                                               ------------  ------------
Reserve for Closed Stores and
  Restructuring                                   6,959,000     7,047,000
                                               ------------  ------------
Other                                               326,000       359,000
                                               ------------  ------------
    Total Liabilities                           107,405,000   109,474,000
                                               ------------  ------------


Stockholders' Equity:
  Common stock, par value $.01 per
    share; 15,000,000 shares authorized;
    6,271,630 and 6,270,497 shares issued,
    respectively                                     63,000        63,000
  Paid-in capital                                44,487,000    44,477,000
  Unrealized losses on short-term
    investments                                    (138,000)        -
  Retained earnings                              29,481,000    26,951,000
  Treasury stock, 217,812 shares
    of common stock, at cost                     (1,816,000)   (1,816,000)
                                               ------------  ------------
  Total Stockholders' Equity                     72,077,000    69,675,000
                                               ------------  ------------
Total Liabilities and Stockholders'
  Equity                                       $179,482,000  $179,149,000
                                               ============  ============


The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                  Thirteen Weeks Ended
                                               --------------------------
                                                April 30,       May 1,
                                                   1994          1993
                                               ------------  ------------
Cash Flows from Operating Activities:
  Net income                                   $  2,530,000  $     92,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                 1,623,000     1,543,000
    Provision for closed stores,
      including restructuring charge                  -          (243,000)
    Change in assets and liabilities:
      Accounts receivable, trade                  1,124,000       171,000
      Accounts receivable, other                    345,000     3,478,000
      Merchandise inventories                     1,945,000    (8,483,000)
      Prepaid income taxes                            -           241,000
      Due from affiliate                             20,000       (32,000)
      Other current assets                          (17,000)     (196,000)
      Deferred income taxes                        (495,000)     (199,000)
      Other assets                                  (12,000)       43,000
      Accounts payable, trade                    (6,676,000)    8,532,000
      Accrued expenses                            2,794,000     3,427,000
      Due to affiliate                              160,000       (35,000)
      Income taxes payable                        1,827,000         -
      Reserve for closed stores                     (88,000)     (308,000)
                                               ------------  ------------
        Net cash provided by
          operating activities                 $  5,080,000  $  8,031,000
                                               ------------  ------------

 Cash Flows from Investing Activities:
   Capital expenditures                        $ (1,903,000) $ (3,581,000)
   Purchase of United States Treasury
     Notes                                      (14,249,000)   (8,379,000)
   Sale of United States Treasury
     Notes                                       11,454,000     5,137,000
   Purchase of corporate notes                        -          (399,000)
   Purchase of municipal securities              (1,297,000)   (3,275,000)
   Sale of municipal securities                     500,000         -
                                               ------------  ------------
     Net cash used for
       investing activities                    $( 5,495,000) $(10,497,000)
                                               ------------  ------------

Cash Flows from Financing Activities:
  Principal payments under capital
    lease obligations                          $    (53,000) $    (49,000)
  Proceeds from exercise of stock
    options                                          10,000        17,000
                                               ------------  ------------
     Net cash used for
       financing activities                    $    (43,000) $    (32,000)
                                               ------------  ------------


                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

                                                  Thirteen Weeks Ended
                                               --------------------------
                                                 April 30,      May 1,
                                                   1994          1993
                                               ------------  ------------

Net (Decrease) in Cash and
  Cash Equivalents                             $   (458,000) $ (2,498,000)
Cash and Cash Equivalents at
  Beginning of Year                              16,318,000    32,547,000
                                               ------------  ------------
Cash and Cash Equivalents at
  End of Quarter                               $ 15,860,000  $ 30,049,000
                                               ============  ============


Supplemental Disclosures of Cash
 Flow Information:

Cash paid during quarter for:
  Interest                                     $    881,000  $    904,000
  Income taxes                                       51,000        27,000

The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         April 30, 1994 and May 1, 1993

                                  (Unaudited)

(1)  General:

    The accompanying consolidated financial statements reflect the accounts of Trak Auto Corporation ("Trak Auto") and its wholly-owned subsidiaries. Trak Auto and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail stores. The unaudited statements as of April 30, 1994 and May 1, 1993 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of April 30, 1994 and May 1, 1993 and the results of operations and cash flows for the periods indicated.

(2)  Net Income Per Common Share and Common Share Equivalents:

    Net income per common share has been computed using the weighted average number of shares of common stock and common stock equivalents (certain stock options) outstanding during the periods. The difference between primary net income per common share and fully diluted net income per common share is not significant for the periods presented.

(3)  Interim Inventory Estimates:

    The Company's inventories are priced at the lower of last-in, first-out
(LIFO) cost or market. At April 30, 1994 and January 29, 1994, inventories determined on a first-in, first-out basis would have been greater by $5,670,000 and $5,520,000, respectively.

    The Company takes a physical count of its store and warehouse inventories semiannually and the Company uses a gross profit method combined with available perpetual inventory information to determine inventories for quarters when complete physical counts are not taken. The Company did not take a physical inventory for the quarter ended April 30, 1994.

(4)  Short-term Instruments and Marketable Debt Securities:

    At April 30, 1994, the Company's short-term instruments included United States Treasury Bills and Overnight Repurchase Agreements (collateralized by United States Treasury Obligations) and marketable debt securities included United States Treasury Notes, corporate notes and municipal securities. Additionally, $1,000,000 of United States Treasury Notes serve as a security for a reverse repurchase agreement, the liability for which has been netted against the associated assets in the accompanying balance sheet. The Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective January 30, 1994 and accordingly these short-term instruments and marketable debt securities are classified as available for sale securities and are recorded at fair value, with unrealized gains and losses recorded as a separate component of stockholders' equity. At April 30, 1994, market value was $138,000 less than cost, net of income taxes.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         April 30, 1994 and May 1, 1993

                                  (Unaudited)

(5)  Credit Agreement:

     The Company is party to a revolving credit agreement, together with Dart Group Corporation ("Dart"), which owns 65.5% of the Company's outstanding common stock, and Crown Books Corporation ("Crown Books"), an affiliate of Dart, for a $6,000,000 revolving line of credit. The $6,000,000 is an aggregate amount and not specifically allocated to any of the parties. The line is intended to be used for the issuance of standby and trade letters of credit. At April 30, 1994, there had been no borrowings under the credit agreement. This line of credit expires May 1, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, decreased by $458,000 to $15,860,000 at April 30, 1994 from $16,318,000 at January 29, 1994. This decrease was due primarily to the net acquisition of marketable debt securities and capital expenditures and was partially offset by operations.

    Operating activities provided $5,080,000 in funds to the Company for the thirteen weeks ended April 30, 1994 compared to providing $8,031,000 for the same period one year ago. The primary source of funds during the thirteen weeks ended April 30, 1994 was operating results offset by payments on January 29, 1994 accounts payable, trade. During the thirteen weeks ended May 1, 1993, the Company received $3,478,000 from insurance carriers as a result of the settlement of the Company's claims arising from the Los Angeles civil disturbances of May 1992.

    Investing activities used $5,495,000 of the Company's funds during the thirteen weeks ended April 30, 1994 compared to $10,947,000 for the thirteen weeks May 1, 1993. The primary use of funds was for capital expenditures and the net acquisition of marketable debt securities. Compared to the prior fiscal year, investing activities for capital expenditures and acquisition of marketable debt securities, were lower due to fewer conversions to Super Trak stores and funds necessary for operations, respectively.

    Financing activities used $43,000 of the Company's funds for principal payments under capital lease obligations and was partially offset by $10,000 from the exercise of stock options.

    The Company intends to open new stores as Super Trak or Super Trak Warehouse stores and to convert or expand existing stores to Super Trak or Super Trak Warehouse stores. The Company anticipates approximately 45 Super Trak stores will be opened or converted from classic stores in fiscal 1995 and anticipates closing approximately 33 classic stores. At April 30, 1994, the Company had 85 Super Trak stores and eleven signed leases for new Super Trak stores and 13 signed amendments to existing leases for expansion to Super Trak or Super Trak Warehouse.

    The Company has a $6,000,000 revolving line of credit available that it shares with Dart and Crown Books. The Company has not borrowed any funds against this line of credit.

    The Company anticipates that the funds necessary for capital expenditures for new store openings and remodelings, inventory purchases for new stores, and to meet the Company's long-term lease obligations and current liabilities (including current and long-term closed store reserves and restructuring reserves) will come from operations and existing current assets.

    The liquid assets maintained by the Company are intended to fund the expansion of the Company's retail business through opening stores in new markets, converting classic stores to Super Trak stores, and opening additional stores in existing markets, and to fund other corporate activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Results of Operations

    Sales of $88,387,000 during the thirteen weeks ended April 30, 1994 increased by $10,504,000 or 13.5% over the same period one year ago. The increase was primarily attributable to increased sales for Super Trak stores converted from classic Trak stores and to a 7.7% increase in sales for all stores open more than one year. Sales for comparable Super Trak stores open more than one year increased 7.5% and sales for comparable classic Trak stores open more than one year increased 7.7%. Sales for Super Trak stores represented 36.1% of total sales during the thirteen weeks ended April 30, 1994 compared to 12.7% for the thirteen weeks ended May 1, 1993.

    During the thirteen weeks ended April 30, 1994, the Company opened twelve new Super Trak stores, and closed twenty classic Trak stores. At April 30, 1994, the Company had 306 stores, including 85 Super Trak stores.

    Interest and other income decreased by $132,000 when compared to the prior year, largely due to a decrease in funds available for short- term investment.

    Cost of sales, store occupancy and warehousing expenses as a percentage of sales was 73.2% for the thirteen weeks ended April 30, 1994 compared to 74.2% for the same period in the prior year. The decrease was primarily due to an increase in store margins as a result of higher merchandise margins and a favorable change in sales mix (increased hard parts and decreased motor oils), and was partially offset by decreased advertising credits from vendors.

    Selling and administrative expenses were 19.8% and 23.0% as a percentage of sales for the thirteen weeks ended April 30, 1994 and May 1, 1993, respectively. The decrease was due primarily to decrease in payroll costs as a result of the Company's efforts to control store hours and administrative overhead and to Super Trak store maturity. Payroll costs during the thirteen weeks ended May 1, 1993, were unusually high due to the opening of a large number of Super Trak stores during the quarter.

    Depreciation and amortization expenses increased $80,000 for the thirteen weeks ended April 30, 1994 compared to the same period one year ago. The increase was due to increasing fixed asset purchases for new and converted Super Trak stores.

    The effective income tax rate was 36.8% for the thirteen weeks ended April 30, 1994 compared to 33.8% for the thirteen weeks ended May 1, 1993. The increase is primarily due to anticipated income before taxes for fiscal 1995 at a higher Federal statutory rate and a lower portion of income before taxes that is tax exempt municipal bond interest.

    The Company does not offer any of the benefits covered under Statement of Financial Accounting Standards ("SFAS") No. 106, Employer's Accounting for Postretirement Benefits Other than Pensions, and as such the standard will have no impact to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Results of Operations (Continued)

    The Company has adopted the Statement of Financial Accounting Standards No. 112 ("SFAS No. 112"), Employer's Accounting for Postemployment Benefits. Implementation of the standard has not had a significant impact on the financial statements.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

    On May 17, 1994, members of the Haft family settled all legal disputes among themselves relating to, among other things, their ownership of and restrictions on their holdings of Common Stock of Dart.

    In addition, the settlement agreements, by providing that all claims between the family and between members of the family and Dart, the Company and Crown Books (except for the federal lawsuit between Robert M. Haft and Dart and Crown Books over his termination) were settled, resolves insofar as possible the direct and derivative claims asserted by Robert M. Haft in his lawsuit filed in November 1993 in the Delaware Court of Chancery in New Castle County. While Robert M. Haft's suit in the United States District Court for the District of Delaware relating to his employment contracts has not been settled, the parties have agreed to submit the claims to a non-binding mediation process. The derivative lawsuit filed by Alan R. Kahn and Tudor Trust is not affected by this settlement.

    See the Company's Annual Report on Form 10-K for the period ended January 29, 1994, at pages 35-36 for a discussion of the litigation.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits  None

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1994.

                                   Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TRAK AUTO CORPORATION



Date      June 14, 1994            By       R. Keith Green
      ------------------------        ---------------------------
                                            R. KEITH GREEN
                                              President



Date      June 14, 1994                       Ron Marshall
      ------------------------        ---------------------------
                                              RON MARSHALL
                                       Principal Financial Officer



Date      June 14, 1994                   David B. MacGlashan
      ------------------------        ---------------------------
                                          DAVID B. MACGLASHAN
                                       Principal Accounting Officer