Form 10-Q
period 1994-07-30
TRAK AUTO CORP
filed 1994-09-13
CIK 716438

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 30, 1994

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to
         ___________

Commission file number 0-12202
                       -------

                            TRAK AUTO CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Delaware                               52-1281465
 ---------------------------------------------           -------------------
 (State or other jurisdiction of incorporation           I.R.S. Employer or
  organization)                                          Identification No.)

              3300 75th Avenue, Landover, Maryland,      20785
             ---------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                                 (301) 731-1200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              -------   -------

At September 12, 1994, registrant had 6,069,454 shares of Common Stock outstanding.

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                          Thirteen Weeks Ended        Twenty-Six Weeks Ended
                       --------------------------  --------------------------
                          July 30,     July 31,       July 30,     July 31,
                            1994        1993            1994        1993
                       ------------ -------------  ------------ -------------
Sales                  $ 89,180,000  $ 84,354,000  $177,567,000  $162,237,000
Interest and other
  income                    452,000       424,000       719,000       823,000
                       ------------  ------------  ------------  ------------
                         89,632,000    84,778,000   178,286,000   163,060,000
                       ------------  ------------  ------------  ------------
Expenses:
  Cost of sales,
    store occupancy
    and warehousing      63,842,000    64,646,000   128,496,000   122,399,000
  Selling and
    administrative       17,523,000    16,854,000    35,018,000    34,797,000
  Depreciation and
    amortization          1,857,000     1,898,000     3,480,000     3,441,000
  Interest expense          893,000       883,000     1,774,000     1,787,000
                       ------------  ------------  ------------  ------------
                         84,115,000    84,281,000   168,768,000   162,424,000
                       ------------  ------------  ------------  ------------
Income before
  income taxes            5,517,000       497,000     9,518,000       636,000
Income taxes              2,027,000       162,000     3,498,000       209,000
                       ------------  ------------  ------------  ------------
Net income             $  3,490,000  $    335,000  $  6,020,000  $    427,000
                       ============  ============  ============  ============

Weighted average
  common share and
  common share
  equivalents
  outstanding             6,109,000     6,094,000     6,097,000     6,117,000
                       ============  ============  ============  ============

  Per share data:
Net income             $     .57     $    .05      $     .99     $    .07
                       ============  ============  ============  ============

The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                  (Unaudited)

                                                 July 30,      January 29,
                                                  1994            1994
                                              ------------   -------------
Current Assets:
  Cash                                        $  5,785,000    $  4,931,000
  Short-term instruments                        18,961,000      11,387,000
  Marketable debt securities                    13,500,000       8,689,000
  Accounts receivable, trade                     3,841,000       5,570,000
  Accounts receivable, other                       426,000         764,000
  Merchandise inventories                       85,640,000      93,462,000
  Deferred income taxes                          3,637,000       3,992,000
  Due from affiliate                                 -              20,000
  Other current assets                             609,000         990,000
                                              ------------    ------------
    Total Current Assets                       132,399,000     129,805,000
                                              ------------    ------------

Property and Equipment at cost:
  Furniture, fixtures and equipment             46,232,000      43,435,000
  Leasehold improvements                         9,620,000       9,269,000
  Property under capital leases                 23,667,000      23,667,000
                                              ------------    ------------
                                                79,519,000      76,371,000
Accumulated Depreciation
  and Amortization                              35,982,000      32,608,000
                                              ------------    ------------
                                                43,537,000      43,763,000
                                              ------------    ------------

Other Assets                                       323,000         239,000
                                              ------------    ------------

Deferred Income Taxes                            6,348,000       5,342,000
                                              ------------    ------------

Total Assets                                  $182,607,000    $179,149,000
                                              ============    ============


The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                                 July 30,      January 29,
                                                   1994            1994
                                              ------------    ------------
Current Liabilities:
  Accounts payable, trade                     $ 42,067,000    $ 49,926,000
  Income taxes payable                           2,408,000       1,155,000
  Accrued expenses -
    Salary and benefits                          9,379,000       8,008,000
    Taxes other than income                      5,010,000       5,572,000
    Other                                       14,690,000      10,865,000
  Current portion of obligations
    under capital leases                           211,000         211,000
  Due to affiliate                                 161,000           -
                                              ------------    ------------
  Total Current Liabilities                     73,926,000      75,737,000
                                              ------------    ------------

Obligations under Capital Leases                26,461,000      26,331,000
                                              ------------    ------------
Reserve for Closed Stores
  and Restructuring                              6,175,000       7,047,000
                                              ------------    ------------
Other                                              293,000         359,000
                                              ------------    ------------
Total Liabilities                              106,855,000     109,474,000
                                              ------------    ------------

Stockholders' Equity:
  Common stock, par value $.01 per
    share; 15,000,000 shares authorized;
    6,285,933 and 6,270,497 shares
    issued, respectively                            63,000          63,000
  Paid-in capital                               44,633,000      44,477,000
  Unrealized losses on short-term
    investments                                    (99,000)          -
  Retained earnings                             32,971,000      26,951,000
  Treasury stock 217,812 shares of
    common stock at cost                        (1,816,000)     (1,816,000)
                                              ------------    ------------
  Total Stockholders' Equity                    75,752,000      69,675,000
                                              ------------    ------------

Total Liabilities and Stockholders'
  Equity                                      $182,607,000    $179,149,000
                                              ============    ============


The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                  Twenty Six Weeks Ended
                                               ----------------------------
                                                  July 30,       July 31,
                                                   1994           1993
                                               ------------    ------------
Cash Flows from Operating Activities:
  Net income                                   $  6,020,000    $    427,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                 3,480,000       3,441,000
    Provision for closed stores including
      restructuring charge                            -            (943,000)
    Change in assets and liabilities:
      Accounts receivable, trade                  1,852,000      (1,175,000)
      Accounts receivable, other                    338,000       3,577,000
      Merchandise inventories                     7,822,000      (8,627,000)
      Prepaid income taxes                            -             472,000
      Due from affiliate                             20,000         (28,000)
      Other current assets                          381,000         397,000
      Deferred income taxes                        (651,000)       (700,000)
      Accounts payable, trade                    (7,859,000)     10,025,000
      Accrued expenses                            1,186,000       2,452,000
      Due to affiliate                              161,000         (35,000)
      Income taxes payable                        1,254,000          53,000
      Other assets                                  (84,000)         57,000
      Reserve for closed facilities                (872,000)       (624,000)
                                               ------------    ------------
        Net cash provided by
          operating activities                 $ 13,048,000    $  8,769,000
                                               ------------    ------------

Cash Flows from Investing Activities:
  Capital expenditures                         $ (3,320,000)   $ (7,581,000)
  Purchase of United States Treasury
    Notes                                       (26,498,000)    (14,157,000)
  Disposition of United States
    Treasury Notes                               21,545,000      10,913,000
  Disposition of marketable debt securities       2,340,000         900,000
  Purchase of marketable debt securities         (2,297,000)     (6,247,000)
  Proceeds from reverse repurchase agreements     3,683,000          -
                                               -------------   ------------
        Net cash used for investing
          activities                           $ (4,547,000)   $(16,172,000)
                                               -------------   ------------

Cash Flows from Financing Activities:
  Principle payments under capital
    lease obligations                          $   (106,000)   $    (98,000)
  Proceeds from exercise of stock options            33,000          46,000
                                               ------------    ------------
      Net cash used for financing
        activities                             $    (73,000)   $    (52,000)
                                               ------------    ------------

                         (continued on following page)

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.

                                  (Unaudited)




Net Increase (Decrease) in Cash and Cash
  Equivalents                                  $  8,428,000    $ (7,455,000)
Cash and Cash Equivalents at Beginning
  of Year                                        16,318,000      32,547,000
                                               ------------    ------------
Cash and Cash Equivalents at End of
  Period                                       $ 24,746,000    $ 25,092,000
                                               ============    ============

Supplemental Disclosures of Cash Flow
  Information:
Cash paid during quarter for:
  Interest                                     $  1,774,000    $  1,787,000
  Income taxes                                    3,019,000         423,000


The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        July 30, 1994 and July 31, 1993

                                  (Unaudited)

(1)  General:

    The accompanying consolidated financial statements reflect the accounts of Trak Auto Corporation ("Trak Auto") and its wholly-owned subsidiaries. Trak Auto and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail stores. The unaudited statements as of July 30, 1994 and July 31, 1993 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of July 30, 1994 and July 31, 1993 and the results of operations and cash flows for the periods indicated.

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

(3)  Inventory:

    The Company's inventories are priced at the lower of last-in, first-out
(LIFO) cost or market. Effective January 30, 1994, the Company changed its method for determining the index used to calculate the cost basis of the LIFO inventory for financial and income tax reporting purposes. Under the new method, the Company uses an index published by United States Bureau of Labor Statistics. Previously an index determined by the Company, based upon inventory cost changes between financial reporting periods, was utilized. This change has been accounted for as a change in accounting principle in the accompanying financial statements. Due to limitations in the availability in historical information, it is not possible to determine the effect, if any, of the corresponding cumulative catch-up adjustment required under Accounting Principle Bulletin 20. Accordingly, the change in method is being accounted for on a prospective basis from January 30, 1994. The change in LIFO inventory as of July 30, 1994 under the new method was not material to the financial statements when compared to the LIFO inventory under the prior method. At July 30, 1994 and January 29, 1994, inventories determined on a first-in, first-out basis would have been greater by $5,820,000 and $5,520,000, respectively.

    The Company takes a physical count of its store and warehouse inventories semiannually (except for one warehouse for which the count is taken annually) and the Company uses a gross profit method combined with available perpetual inventory information to determine inventories for quarters when complete physical counts are not taken. Physical inventory counts for all stores and two warehouses were taken for the quarter ended July 30, 1994.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        July 30, 1994 and July 31, 1993

                                  (Unaudited)


(4)  Short-term Instruments and Marketable Debt Securities:

    At July 30, 1994, the Company's short-term instruments included United States Treasury Bills and marketable debt securities included United States Treasury Notes, corporate notes and municipal securities. Additionally, $3,700,000 of United States Treasury Notes serve as a security for a reverse repurchase agreement, the liability for which has been included in other accrued liabilities in the accompanying balance sheets. The Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective January 30, 1994 and accordingly these short-term instruments and marketable debt securities are considered as available for sale securities and are recorded at fair value, with unrealized gains and losses recorded as a separate component of stockholders' equity. At July 30, 1994, market value was $99,000 less than cost, net of income taxes.

(5)  Credit Agreement:

     The Company is party to a revolving credit agreement, together with Dart Group Corporation ("Dart"), which owns 65.5% of the Company's outstanding common stock, and Crown Books Corporation (Crown Books"), an affiliate of Dart, for a $6,000,000 revolving line of credit. The $6,000,000 is an aggregate amount and not specifically allocated to any of the parties. The line is intended to be used for the issuance of standby and trade letters of credit.
At July 30, 1994, there had been no borrowings under the credit agreement.
This line of credit expires May 1, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, increased by $8,428,000 to $24,746,000 at July 30, 1994 from $16,318,000 at January 29, 1994. This increase primarily resulted from current period operating results.

     Operating activities provided $13,048,000 in funds to the Company for the twenty-six weeks ended July 30, 1994 compared to $8,769,000 for the same period one year ago. The primary source of funds during the twenty-six weeks ended
July 30, 1994 was current period operating results.   During the twenty-six
weeks ended July 30, 1993, the Company received $3,478,000 from insurance carriers as a result of the settlement of the Company's claims arising from the Los Angeles civil disturbances of May 1992.

    Investing activities used $4,547,000 of the Company's funds during the twenty-six weeks ended July 30, 1994 compared to $16,172,000 for the twenty-six weeks July 30, 1993. The primary use of funds was for capital expenditures and the net purchase of United States Treasury Notes. Compared to the prior period, capital expenditures were lower due to fewer conversions to Super Trak stores. In addition, the purchase of marketable debt securities during the period was not as a large as last year, which was the Company's initial purchase of such securities.

    Financing activities used $73,000 of the Company's funds for principal payments under capital lease obligations and was partially offset by $33,000 from the exercise of stock options.

    The Company intends to open new stores as Super Trak or Super Trak Warehouse stores and to convert or expand existing stores to Super Trak or Super Trak Warehouse stores. The Company anticipates approximately 45 Super Trak stores will be opened or converted from classic stores in fiscal 1995 and anticipates closing approximately 50 classic stores. At July 30, 1994, the Company had 92 Super Trak stores and one Super Trak Warehouse store and 13 signed leases for new Super Trak stores and seven signed amendments to existing leases for expansion to Super Trak or Super Trak Warehouse.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Results of Operations

    Sales of $177,567,00 for the twenty-six weeks ended July 30, 1994 increased by $15,330,000 or 9.4% compared to the twenty-six weeks ended July 31, 1993 and sales of $89,180,00 for the thirteen weeks ended July 30, 1994 increased by $4,826,000 or 5.7% compared to the thirteen weeks ended July 31, 1993. The increases were primarily attributable to increased sales for Super Trak stores converted from classic Trak stores and to increases of 5.6% and 3.8% in sales for all stores open more than one year for the twenty-six and thirteen weeks ended July 30, 1994, respectively. Sales for comparable Super Trak stores open more than one year increased 4.2% and 2.5%, respectively, for the twenty -six and thirteen weeks ended July 30, 1994. Sales for comparable classic Trak stores open more than one year increased 6.0% and 4.2%, respectively, for the twenty-six and thirteen weeks ended July 30, 1994. Sales for Super Trak stores represented 38.4% and 40.6% of total sales during the twenty-six and thirteen weeks ended July 30, 1994 compared to 31.6% and 33.4% for the twenty-six and thirteen weeks ended July 31, 1993.

    During the twenty-six weeks ended July 30, 1994, the Company opened 13 new Super Trak stores, and closed 32 classic Trak stores. At July 30, 1994, the Company had 295 stores, including 92 Super Trak stores and one Super Trak Warehouse store.

    Interest and other income decreased by $104,000 for the twenty-six weeks ended July 30, 1994 and increased $28,000 for the thirteen weeks ended July 30, 1994 when compared to the same periods last year. The decrease for the twenty-six weeks ended July 30, 1994 was primarily due to a decrease in the average daily balance in funds available for short term investments during the thirteen weeks ended April 30, 1994. During the thirteen weeks ended July 30, 1994, such balances increased as a result of funds generated by current operating results.

    Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 72.4% and 71.6% for the twenty-six weeks and thirteen weeks ended July 30, 1994, respectively, compared to 75.4% and 76.6% for the twenty-six weeks and thirteen weeks ended July 31, 1993, respectively. The decreases were primarily due to increased store margins as a result of higher merchandise margins and a favorable change in sales mix (increased hard parts and decreased motor oils).

    Selling and administrative expenses as a percentage of sales were 19.7% and 19.6% for the twenty-six weeks and thirteen weeks ended July 30, 1994 compared to 21.4% and 20.0% for the twenty-six and thirteen weeks ended July 31, 1993. The decreases were primarily due to lower payroll costs as a result of the Company's efforts to control store hours and administrative overhead and to Super Trak store maturity.

    Depreciation and amortization expenses increased $39,000 for the twenty-six weeks ended July 30, 1994 and decreased $41,000 for the thirteen weeks ended July 30, 1994 when compared to the same periods last year. The increase for the twenty-six weeks was due to the increase in fixed assets for new and converted Super Trak stores. The decrease for the thirteen weeks was due to a lower depreciation adjustment this year, for fixed assets acquired in the first half of the fiscal year, compared to last year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)


     The effective income tax rate was 36.8% for the twenty-six weeks ended July 30, 1994 compared to 32.9% for the twenty-six weeks ended July 31, 1993. The increase is primarily due to anticipated income before income taxes for fiscal 1995 at a higher federal statutory rate and a lower portion of income before taxes that is exempt.

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

                          PART II - OTHER INFORMATION


Item 7.  Legal Proceedings

     See the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994, at pages 50-51, and the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994, at page 13 for a description of certain litigation.

     On August 17, 1994, the District Court in Robert M. Haft v. Dart Group Corporation, et al. denied plaintiff's and defendants' motions for summary judgment. Trial in this case commenced on September 6, 1994.

Item 5.  Other Events

    On September 6, 1994, Ronald S. Haft tendered to Dart a letter purporting:

    (1) to exercise, effective immediately, options (the "Options") to purchase, at an exercise price of $89.65 per share, 197,048 shares (the "Option Shares") of Dart's Class B Common Stock pursuant to
         Article 4(a) of the Employment Agreement (the "Employment Agreement") dated August 1, 1993 between Ronald S. Haft and Dart; and

    (2) to exercise his right under the Employment Agreement, effective immediately, to obtain a loan from Dart in the amount of $17,665,353.20, for part of the exercise price of the Options.

    Together with that letter, Ronald S. Haft tendered to Dart: a check payable to Dart in the amount of $197,048.00 as payment of the par value of the Option Shares; and an executed unsecured promissory note of Ronald S. Haft payable to the order of Dart in the amount of $17,665,353.20, the balance of the exercise price for the Option Shares under the Options.

    Dart has neither accepted nor rejected the validity of Ronald S. Haft's purported exercise of the Options or the adequacy of the promissory note tendered in connection therewith. Issuance of the Option Shares has not been recorded in the stock records of Dart, and Dart has not issued any stock certificate to Ronald S. Haft for the Option Shares.

    A pending shareholders' derivative lawsuit (Alan R. Kahn, et al. v.
Herbert H. Haft, et al.), Del. Ch. No. 13154 (filed September 29, 1993), seeks a judgment that would, inter alia, declare the Options to be null and void and rescind their issuance. A special litigation committee of the Board of Directors of Dart is currently reviewing the allegations in the complaint filed in the lawsuit.

    Dart's proper course with respect to the Options is being evaluated in light of facts and circumstances that include the pending shareholders' derivative lawsuit and the anticipated report of the special litigation committee of the Board.

Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 18(a) Letter from the Company's independent
                       accountants regarding a change in accounting principle or practice.

                 27    Financial Data Schedule

                 99(a) Letter dated September 6, 1994 from Ronald S. Haft
                       to Herbert H. Haft relating to the exercise of options for Class B common stock of Dart Group Corporation.

            (b)  Reports on Form 8-K

                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TRAK AUTO CORPORATION



    September 13, 1994         By           R. Keith Green
- - -------------------------        ---------------------------------
        Date                                R. KEITH GREEN
                                               President





    September 13, 1994                       Ron Marshall
- - -------------------------        ---------------------------------
        Date                                 RON MARSHALL
                                      Principal Financial Officer
                                          Accounting Officer




    September 13, 1994                    David B. MacGlashan
- - -------------------------        ---------------------------------
        Date                              DAVID B. MACGLASHAN
                                     Principal Accounting Officer