Form 10-Q
period 1994-10-29
TRAK AUTO CORP
filed 1994-12-13
CIK 716438

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 29, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to
         ___________

Commission file number 0-12202
                       -------

                            TRAK AUTO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                           Delaware                          52-1281465
         --------------------------------------------  ---------------------
         (State or other jurisdiction of incorporation   (I.R.S. Employer
         or organization)                                Identification No.)


               3300 75th Avenue, Landover, Maryland,      20785
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (301) 731-1200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

At December 12, 1994, the registrant had 6,113,646 shares of Common Stock outstanding.

This Quarterly Report on Form 10-Q contains no Exhibits.

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                          Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                       --------------------------  --------------------------
                       October 29,    October 30,   October 29,   October 30,
                           1994          1993          1994          1993
                       ------------  ------------  ------------  ------------
Sales                  $ 88,848,000  $ 86,352,000  $266,415,000  $248,589,000
Interest and other
  income                    502,000       384,000     1,221,000     1,207,000
                       ------------  ------------  ------------  ------------
                         89,350,000    86,736,000   267,636,000   249,796,000
                       ------------  ------------  ------------  ------------
Expenses:
  Cost of sales,
    store occupancy
    and warehousing      66,976,000    66,843,000   195,472,000   189,242,000
  Selling and
    administrative       17,825,000    16,943,000    52,843,000    51,740,000
  Depreciation and
    amortization          1,325,000     1,667,000     4,805,000     5,108,000
  Interest expense          889,000       887,000     2,663,000     2,674,000
                       ------------  ------------  ------------  ------------
                         87,015,000    86,340,000   255,783,000   248,764,000
                       ------------  ------------  ------------  ------------
Income before
  income taxes            2,335,000       396,000    11,853,000     1,032,000
Income taxes                137,000       129,000     3,635,000       338,000
                       ------------  ------------  ------------  ------------
Net income             $  2,198,000  $    267,000  $  8,218,000  $    694,000
                       ============  ============  ============  ============

Weighted average
  common share and
  common share
  equivalents
  outstanding             6,159,000     6,111,000     6,111,000     6,128,000
                       ============  ============  ============  ============

Per share data:
  Net income           $     .36     $    .04      $    1.34     $    .11
                       ============  ============  ============  ============

The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                  (Unaudited)

                                              October 29,     January 29,
                                                  1994            1994
                                              ------------   -------------
Current Assets:
  Cash                                        $  5,952,000    $  4,931,000
  Short-term instruments                        25,208,000      11,387,000
  Marketable debt securities                    14,051,000       8,689,000
  Accounts receivable, trade                     4,697,000       5,570,000
  Accounts receivable, other                       426,000         764,000
  Merchandise inventories                       96,562,000      93,462,000
  Deferred income taxes                          5,188,000       3,992,000
  Due from affiliate                                 -              20,000
  Other current assets                           1,051,000         990,000
                                              ------------    ------------
    Total Current Assets                       153,135,000     129,805,000
                                              ------------    ------------

Property and Equipment at cost:
  Furniture, fixtures and equipment             46,477,000      43,435,000
  Leasehold improvements                         9,125,000       9,269,000
  Property under capital leases                 23,667,000      23,667,000
                                              ------------    ------------
                                                79,269,000      76,371,000
Accumulated Depreciation
  and Amortization                              36,302,000      32,608,000
                                              ------------    ------------
                                                42,967,000      43,763,000
                                              ------------    ------------

Other Assets                                       299,000         239,000
                                              ------------    ------------

Deferred Income Taxes                            6,169,000       5,342,000
                                              ------------    ------------

Total Assets                                  $202,570,000    $179,149,000
                                              ============    ============


The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                              October 29,      January 29,
                                                 1994             1994
                                              ------------    ------------
Current Liabilities:
  Accounts payable, trade                     $ 58,846,000    $ 49,926,000
  Income taxes payable                             802,000       1,155,000
  Accrued expenses -
    Salary and benefits                          9,775,000       8,008,000
    Taxes other than income                      4,712,000       5,572,000
    Other                                       16,026,000      10,865,000
  Current portion of obligations
    under capital leases                           211,000         211,000
  Due to affiliate                                  72,000           -
                                              ------------    ------------
    Total Current Liabilities                   90,444,000      75,737,000
                                              ------------    ------------

Obligations under Capital Leases                26,525,000      26,331,000
                                              ------------    ------------
Reserve for Closed Stores
  and Restructuring                              6,902,000       7,047,000
                                              ------------    ------------
Other                                              261,000         359,000
                                              ------------    ------------
    Total Liabilities                          124,132,000     109,474,000
                                              ------------    ------------

Stockholders' Equity:
  Common stock, par value $.01 per
    share; 15,000,000 shares authorized;
    6,330,340 and 6,270,497 shares
    issued, respectively                            63,000          63,000
  Paid-in capital                               45,068,000      44,477,000
  Unrealized losses on short-term
    investments                                    (46,000)          -
  Retained earnings                             35,169,000      26,951,000
  Treasury stock, 217,812 shares of
    common stock at cost                        (1,816,000)     (1,816,000)
                                              ------------    ------------
    Total Stockholders' Equity                  78,438,000      69,675,000
                                              ------------    ------------

Total Liabilities and Stockholders'
  Equity                                      $202,570,000    $179,149,000
                                              ============    ============


The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                  Thirty-Nine Weeks Ended
                                               ----------------------------
                                               October 29,     October 30,
                                                  1994            1993
                                               ------------    ------------
Cash Flows from Operating Activities:
  Net income                                   $  8,218,000    $    694,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                 4,805,000       5,108,000
    Provision for closed stores                   2,080,000        (943,000)
    Change in assets and liabilities:
      Accounts receivable, trade                    873,000        (206,000)
      Accounts receivable, other                    338,000       3,577,000
      Merchandise inventories                    (3,100,000)    (31,660,000)
      Prepaid income taxes                            -             472,000
      Due from affiliate                             20,000         (13,000)
      Other current assets                          (61,000)        (17,000)
      Deferred income taxes                      (2,023,000)     (1,626,000)
      Accounts payable, trade                     8,920,000      22,926,000
      Accrued expenses                            3,270,000       3,209,000
      Due to affiliate                               72,000         (35,000)
      Income taxes payable                         (353,000)      1,091,000
      Other assets                                  (60,000)         21,000
      Reserve for closed facilities              (1,207,000)       (819,000)
                                               ------------    ------------
        Net cash provided by
          operating activities                 $ 21,792,000    $  1,779,000
                                               ------------    ------------

Cash Flows from Investing Activities:
  Capital expenditures                         $ (5,125,000)   $ (9,623,000)
  Purchase of United States Treasury
    Notes                                       (34,727,000)    (17,124,000)
  Dispositions of United States
    Treasury Notes                               28,740,000      14,034,000
  Dispositions of marketable debt securities      3,390,000       1,400,000
  Purchase of marketable debt securities         (2,811,000)     (7,726,000)
  Proceeds from reverse repurchase
    agreements                                    3,151,000           -
                                               ------------    ------------
      Net cash used for investing
          activities                           $ (7,382,000)   $(19,039,000)
                                               ------------    ------------


                         (continued on following page)

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.

                                  (Unaudited)


Cash Flows from Financing Activities:
  Principal payments under capital
    lease obligations                          $   (159,000)   $   (159,000)
  Proceeds from payments on note
    receivable                                        -             124,000
  Proceeds from exercise of stock
    options                                         591,000         127,000
                                               ------------    ------------
      Net cash provided by financing
        activities                             $    432,000    $     92,000
                                               ------------    ------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                  $ 14,842,000    $(17,168,000)
Cash and Cash Equivalents at Beginning
  of Year                                        16,318,000      32,547,000
                                               ------------    ------------
Cash and Cash Equivalents at End of
  Period                                       $ 31,160,000    $ 15,379,000
                                               ============    ============

Supplemental Disclosures of Cash Flow
 Information:
Cash paid during quarter for:
  Interest                                     $  2,663,000    $  2,674,000
  Income taxes                                    6,318,000       1,952,000


The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     October 29, 1994 and October 30, 1993

                                  (Unaudited)

(1)  General:

     The accompanying consolidated financial statements reflect the accounts of Trak Auto Corporation ("Trak Auto") and its wholly-owned subsidiaries. Trak Auto and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail stores. The unaudited statements as of October 29, 1994 and October 30, 1993 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of October 29, 1994 and October 30, 1993 and the results of operations and cash flows for the periods indicated.

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

(3)  Inventory:

     The Company's inventories are priced at the lower of last-in, first-out
(LIFO) cost or market. Effective January 30, 1994, the Company changed its method for determining the index used to calculate the cost basis of the LIFO inventory for financial and income tax reporting purposes. Under the new method, the Company uses an index published by United States Bureau of Labor Statistics. Previously an index determined by the Company, based upon inventory cost changes between financial reporting periods, was utilized. This change has been accounted for as a change in accounting principle in the accompanying financial statements. Due to limitations in the availability of historical information, it is not possible to determine the effect, if any, of the corresponding cumulative catch-up adjustment required under Accounting Principle Bulletin 20. Accordingly, the change in method is being accounted for on a prospective basis from January 30, 1994. The change in LIFO inventory as of October 29, 1994 under the new method was not material to the financial statements when compared to the LIFO inventory under the prior method.

     The Company takes a physical count of its store and warehouse inventories semiannually (except for one warehouse for which the count is taken annually) and the Company uses a gross profit method combined with available perpetual inventory information to determine inventories for quarters when complete physical counts are not taken. Physical inventory counts were not taken for the quarters ended October 29, 1994 and October 30, 1993.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     October 29, 1994 and October 30, 1993
                                  (Unaudited)

(4)  Short-term Instruments and Marketable Debt Securities:

     At October 29, 1994, the Company's short-term instruments included United States Treasury Bills, and marketable debt securities included United States Treasury Notes, corporate notes and municipal securities. Additionally, $3,151,000 of United States Treasury Notes serve as a security for a reverse repurchase agreement, the liability for which has been included in other accrued liabilities in the accompanying balance sheets. The Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective January 30, 1994 and accordingly these short-term instruments and marketable debt securities are considered as available for sale securities and are recorded at fair value, with unrealized gains and losses recorded as a separate component of stockholders' equity. At October 29, 1994, market value was $46,000 less than cost, net of income taxes.

(5)  Credit Agreement:

     The Company is party to a revolving credit agreement, together with Dart Group Corporation ("Dart"), which owns 65.5% of the Company's outstanding common stock, and Crown Books Corporation (Crown Books"), an affiliate of Dart, for a $6,000,000 revolving line of credit. The $6,000,000 is an aggregate amount and not specifically allocated to any of the parties. The line is intended to be used for the issuance of standby and trade letters of credit.
At October 29, 1994, there had been no borrowings under the credit agreement. This line of credit expires May 1, 1995.

(6)  Board of Directors:

     The Board of Directors of Dart established an Executive Committee of the Dart Board of Directors (the "Executive Committee") on September 7, 1994. The Executive Committee has the authority to conduct the affairs of Dart with respect to matters that are the subject of the dispute between Dart's present Chairman of the Board, Mr. Herbert H. Haft, and Dart's present President, Mr. Ronald S. Haft. The Directors appointed to the Executive Committee are Douglas Bregman, H. Ridgely Bullock, Larry G. Schafran and Bonita Wilson, with Mr. Bullock serving as the Chairman of the Executive Committee. Any and all actions of the Executive Committee are required to be without a dissenting vote. On October 11, 1994, the Boards of Directors of the Company, Crown Books, and Total Beverage Corporation ("Total Beverage"), a wholly-owned subsidiary of Dart each established an Executive Committee of their respective Board of Directors with authority parallel to that of Dart's Executive Committee.

     Members of the Executive Committee are compensated at a salary rate of $275 per hour plus reimbursement of expenses. Members of the Special Litigation Committee of the Board of Directors, which was established in January 1994, have been compensated at a salary rate of $250 per hour plus reimbursement of expenses. Through October 29, 1994, the compensation paid by Dart and its subsidiaries, including the Company, to members of the respective Executive Committees for their services on those committees totalled $263,000 ($32,000 paid by the Company), and the compensation paid by Dart and its subsidiaries, including the Company, to members of the Special Litigation Committee for their

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     October 29, 1994 and October 30, 1993

                                  (Unaudited)

(6)  Board of Directors (continued):

service on that committee totalled $300,000 ($30,000 paid by the Company), in each case exclusive of expense reimbursement.

(7)  Restructuring and Closed Store Charges:

Restructuring Charges

     During the year ended January 30, 1993, the Company recorded a restructuring charge of $7,400,000, before income taxes. The restructuring charge was divided into two categories consisting of the estimated cost of relocating or expanding and remodeling an estimated 126 existing Classic Trak stores and discontinuing the operations of an estimated 38 stores. The restructuring charge for the two components consisted of unrecoverable lease obligations (rent, real estate taxes, and common area charges) after the projected closing date of the store or upon remodel or expansion, the write-off of leasehold improvements and net book values of fixed assets, and costs associated with inventory conversion. During the year ended January 29, 1994, the Company charged approximately $600,000 against the restructure reserve.

Store Closing Costs

     The Company has also historically recorded charges when the decision is made to close a store due to poor operating performance. Such costs consist primarily of future lease obligations after the closing date, net of estimated sublease income. The Company's closed store reserve was approximately $997,000 as of January 29, 1994.

Restructuring and Store Closing Costs - Current Period Activity

     During the nine months ended October 29, 1994, the Company charged approximately $2,225,000 against the restructuring and closed store reserves, primarily for the charge-off of unrecoverable lease obligations and the net book value of fixed asset and leasehold improvements in stores that were converted to Super Trak stores.

     As of the end of the nine months ended October 29, 1994, the Company has re-evaluated its needs for reserves for restructuring and closing stores. The essence of the restructuring of the Company has been accomplished, with a reduced need for the reserve in the future. At the same time, the Company continues to review store operations and reserve for projected costs to be incurred beyond the estimated closing dates. It is the Company's current estimate that approximately sixteen additional stores will be closed in conjunction with the Company's restructuring efforts with an estimated future lease obligation beyond the closing dates of approximately $1,360,000. Additionally, the Company continues to make payments on stores already closed, and has future lease obligations on those stores of approximately $1,190,000. Finally, the Company estimates that it will close 38 stores that are not currently providing satisfactory performance. The future lease obligations beyond the estimated closing dates for these stores are approximately $5,100,000.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     October 29, 1994 and October 30, 1993

                                  (Unaudited)



(7)  Restructuring and Closed Store Charges (continued):

     A charge of $2,080,000 for additional store closings net of the reduction in the restructuring reserve is included in cost of sales, store occupancy and warehousing expenses in the accompanying financial statements for the period ending October 28, 1994. The Company continues to review store operations and may close additional stores in the future.

(8)  Dart Group Corporation Stock Options:

     On September 6, 1994, Ronald S. Haft tendered Dart a letter:

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

     Together with that letter, Ronald S. Haft tendered to Dart: a check payable to Dart in the amount of $197,048 as payment of the par value of the Option Shares; and an executed unsecured promissory note of Ronald S. Haft payable to the order of Dart in the amount of $17,665,353.20, the balance of the exercise price for the Option Shares under the Options.

     Dart has rejected the validity of Ronald S. Haft's purported exercise of the Options and the promissory note tendered in connection therewith. Issuance of the Option Shares has not been recorded in the stock records of Dart, Dart returned his $197,048 check, and Dart has not issued any stock certificate to Ronald S. Haft for the Options. Dart delivered to Ronald S. Haft a check in the amount of the $985,000 price (plus interest) previously paid by him for the Options, but he returned the check to Dart. These funds are now in an interest bearing escrow account.

     Ronald S. Haft has taken this issue to litigation. See Note 9 to the Consolidated Financial Statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     October 29, 1994 and October 30, 1993

                                  (Unaudited)


(9)  Litigation:

Robert M. Haft Employment

     On September 20, 1994, a federal district court jury in the employment litigation brought by Robert M. Haft, the former president of Dart and Crown Books (Robert M. Haft v. Dart Group Corporation, et al. (D. Del. Civ. Action No. 93-384-SLR)), found that Dart had breached an employment agreement with him and awarded him damages (equivalent to the compensation projected to be due under that employment contract) against Dart in the amount of $18,856,964. The jury also found that Crown Books had breached its employment contract with Robert M. Haft and awarded him damages against Crown Books (equivalent to the compensation projected to be due under the remaining term of the employment contract) in the amount of $12,800,910. The jury also found that Robert M. Haft did not voluntarily terminate his employment within the meaning of his Incentive Stock Agreement with Crown Books, and therefore Crown Books does not have the right to repurchase 100,000 shares of incentive stock at their original issue price.

     The Company is a defendant in this litigation. However, none of the verdicts related to any claims against the Company. Robert M. Haft has requested a declaratory judgment on his claims against the Company, Dart, and Crown Books arising from stock options granted to him by the Company. The Company has opposed this request. The court has not ruled on the request and has not entered a judgment in the case. The defendants intend to file a motion for a new trial after judgment is entered.

Derivative Litigation

     In September 1993, the Special Litigation Committee appointed by the Board of Directors of Dart, the Company and Crown Books to assess two previously reported lawsuits filed derivatively in the Delaware Court of Chancery for New Castle County, one filed by Alan R. Kahn and the Tudor Trust in September 1993 and the other filed by Robert M. Haft in November 1993, moved for dismissal of certain claims in those derivative lawsuits and for realignment of the parties to permit Dart, the Company and Crown Books, to prosecute other claims in those derivative lawsuits.

     Given that these derivative lawsuits are brought in the name of Dart and its subsidiaries, including the Company, recovery in them would inure to the benefit of Dart and its subsidiaries, including the Company, if the claims in them are successfully litigated or settled. It is therefore the opinion of management that the resolution of these actions will not have a material adverse effect on the consolidated financial condition or annual results of operations of Dart and its subsidiaries, including the Company.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     October 29, 1994 and October 30, 1993

                                  (Unaudited)


(9)  Litigation (continued):

Legal Costs

     During the three months ended October 29, 1994, the Company recorded an additional reserve of approximately $500,000 for estimated future legal costs considered necessary for the litigation discussed above.

Ronald S. Haft Stock Options

     Ronald S. Haft has filed a lawsuit against Dart (Ronald S. Haft v. Dart Group Corporation, Del. Ch. 13736 (filed September 12, 1994)) seeking a court order that Dart issue the Option Shares to him and grant him a loan of $17,665,353.30 to be used as part of the payment for the Option Shares. Dart has denied the validity of the Options and is contesting this lawsuit. On September 14, 1994, a Standstill Agreement agreed to on behalf of Dart and Ronald S. Haft was ordered by the Delaware Court of Chancery in this matter. This Standstill Agreement restricts certain actions by Dart, its subsidiaries, including the Company, and its stockholders until further order of the Court.

     On November 14, 1994, the Court of Chancery of the State of Delaware entered a Memorandum Opinion denying plaintiff Ronald S. Haft's motion for summary judgement. Separately, the Court scheduled a trial of this case in March 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, increased by $14,842,000 to $31,160,000 at October 29, 1994 from $16,318,000 at January 29, 1994. This increase primarily resulted from current period operating results.

     Operating activities provided $21,792,000 in funds to the Company for the thirty-nine weeks ended October 29, 1994 compared to $1,779,000 for the same period one year ago. The primary source of funds during the thirty-nine weeks ended October 29, 1994 was current period operating results. During the thirty-nine weeks ended October 29, 1993, the Company received $3,478,000 from insurance carriers as a result of the settlement of the Company's claims arising from the Los Angeles civil disturbances of May 1992.

     Investing activities used $7,382,000 of the Company's funds during the thirty-nine weeks ended October 29, 1994 compared to $19,039,000 for the thirty-nine weeks October 29, 1993. The primary use of funds was for capital expenditures and the net purchase of United States Treasury Notes. Compared to the prior period, capital expenditures were lower due to fewer conversions to Super Trak stores. In addition, the purchase of marketable debt securities during the period was not as large as last year, which was the Company's initial purchase of such securities.

     Financing activities provided $432,000 to the Company primarily from the exercise of stock options and was partially offset by principal payments under capital lease obligations.

     The Company intends to open new stores as Super Trak or Super Trak Warehouse stores and to convert or expand existing stores to Super Trak or Super Trak Warehouse stores. The Company anticipates approximately 28 Super Trak and Super Trak Warehouse stores will be opened or converted from classic stores in fiscal 1995 and anticipates closing approximately 50 classic stores. At October 29, 1994, the Company had 101 Super Trak stores and four Super Trak Warehouse stores and nine signed leases for new Super Trak stores and four signed amendments to existing leases for expansion to Super Trak or Super Trak Warehouse.

     The Company has recorded an additional reserve of $2,080,000 for store closings net of a reduction in the restructuring reserve, representing primarily unrecoverable lease obligations. This reserve is for stores that are not providing a sufficient return on investment to justify keeping them open and stores, although providing a sufficient return, that require a larger space to remain competitive. The charge has been classified with cost of sales, store occupancy and warehousing.

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

Results of Operations

     Sales of $266,415,000 for the thirty-nine weeks ended October 29, 1994 increased by $17,826,000 or 7.2% compared to the thirty-nine weeks ended October 30, 1993 and sales of $88,848,000 for the thirteen weeks ended October 29, 1994 increased by $2,496,000 or 2.9% compared to the thirteen weeks ended October 30, 1993. The increases were primarily attributable to increased sales for Super Trak stores converted from classic Trak stores as well as a 4.3% and 2.0% increase in sales for all stores open more than one year for the thirty-nine weeks and thirteen weeks ended October 29, 1994, respectively. Sales for comparable Super Trak stores open more than one year increased 3.7% and 3.0%, respectively, for the thirty-nine and thirteen weeks ended October 29, 1994. Sales for comparable classic Trak stores open more than one year increased 4.6% and 1.5%, respectively, for the thirty-nine and thirteen weeks ended October 29, 1994. Sales for Super Trak and Super Trak Warehouse stores represented 40.7% and 45.2% of total sales during the thirty-nine and thirteen weeks ended October 29, 1994 compared to 32.9% and 35.3% for the thirty-nine and thirteen weeks ended October 30, 1993.

     During the thirty-nine weeks ended October 29, 1994, the Company opened or converted 32 new Super Trak and Super Trak Warehouse stores, and closed or converted 55 classic Trak stores. At October 29, 1994, the Company had 292 stores, including 101 Super Trak stores and four Super Trak Warehouse stores.

     Interest and other income increased by $14,000 and $118,000 for the thirty-nine weeks and thirteen weeks ended October 29, 1994 when compared to the same periods last year. The increases were primarily due to rental income resulting from a temporary sublease for a portion of the Ontario, California distribution center. In addition, interest income increased during the thirteen weeks ended October 29, 1994 compared to the same period last year as a result of increased funds available for short-term investment, while interest income for the thirty-nine weeks ended October 29, 1994 remains less than last year.

     Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 72.6% and 73.0% for the thirty-nine weeks and thirteen weeks ended October 29, 1994, respectively, (excluding the $2,080,000 closed store reserve) (see Note 7 to the Consolidated Financial Statements) compared to 76.1% and 77.4% for the thirty-nine weeks and thirteen weeks ended October 30, 1993, respectively. The decreases were primarily due to increased store margins as a result of higher merchandise margins and a favorable change in sales mix (increased hard parts and decreased motor oils).

     Selling and administrative expenses as a percentage of sales were 19.8% and 20.0% for the thirty-nine weeks and thirteen weeks ended October 29, 1994 compared to 20.8% and 19.6% for the thirty-nine and thirteen weeks ended October 30, 1993. During the thirty-nine and thirteen weeks such expenses, excluding the $500,000 legal accrual (see Note 9 to the Consolidated Financial Statements) decreased to 19.6% and 19.5%, respectively, primarily due to lower payroll costs as a result of the Company's efforts to control store hours and administrative overhead and to Super Trak store maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

     Depreciation and amortization expenses decreased $303,000 and $342,000 for the thirty-nine weeks and thirteen weeks ended October 29, 1994 when compared to the same periods last year. The decreases were primarily the result of store closings and to the point-of-sale registers system being fully depreciated.

     The effective income tax rate was 30.7% for the thirty-nine weeks ended October 29, 1994 compared to 32.8% for the thirty-nine weeks ended October 30, 1993. The decrease was primarily due to the reversal of the $728,000 deferred tax valuation allowance. Management has concluded that based on the weight of currently available evidence, it is more likely than not, that the entire deferred tax asset is realizable. Management will continue to evaluate the need for a valuation analysis.

     The Company does not offer any of the benefits covered under Statement of Financial Accounting Standards No. 106, Employer's Accounting for
Postretirement Benefits Other than Pensions, and as such the standard will have no impact to the Company.

     The Company has adopted the Statement of Financial Accounting Standards No. 112, Employer's Accounting for Postemployment Benefits. Implementation of the standard has not had a significant impact on the financial statements.

                          PART II - OTHER INFORMATION


Item 7.  Legal Proceedings

     See the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994, at pages 50-51, and the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994, at page 13 for a description of certain litigation.

     See Note 9 to the Consolidated Financial Statements for a description of current matters under litigation.


Item 6.  Exhibits and Reports on Form 8-K

            (a)           Exhibits

                          27 - Financial Data Schedule


            (b)           Reports on Form 8-K


                          The Company filed a Current Report on Form 8-K on September 8, 1994 reporting the resignation of Ron Marshall, the Company's Principal Financial Officer and the establishment of the Executive Committee of the Board of Directors of Dart.

                          The Company filed a Current Report on Form 8-K on September 16, 1994 reporting Ronald S. Haft's request to exercise his options to purchase Dart Class B common Stock (the "Options"), his subsequent lawsuit against Dart and a court ordered Standstill Agreement.

                          The Company filed a Current Report on Form 8-K on September 26, 1994 reporting the federal district court jury verdict in the Robert M. Haft employment litigation.

                          The Company filed a Current Report on Form 8-K on October 12, 1994 reporting the appointment of Robert
                          A. Marmon as Principal Financial Officer, Dart's filing an answer in the lawsuit by Ronald S. Haft to enforce Dart stock options and the establishment of the Company's Executive Committee.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TRAK AUTO CORPORATION



  December 13, 1994                By   /s/ R. KEITH GREEN
- - ---------------------------        --------------------------------
        Date                                R. KEITH GREEN
                                               President





  December 13, 1994                     /s/ ROBERT A. MARMON
- - ---------------------------        --------------------------------
        Date                                ROBERT A. MARMON
                                      Principal Financial Officer




  December 13, 1994                   /s/ DAVID B. MACGLASHAN
- - ---------------------------        --------------------------------
        Date                              DAVID B. MACGLASHAN
                                     Principal Accounting Officer