Form 10-K
period 1995-01-28
TRAK AUTO CORP
filed 1995-04-28
CIK 716438

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

(Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (Fee Required) for the fiscal year ended   January 28, 1995
                                                           ----------------

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required) for the transition period from __________ to __________

Commission file number    0-12202
                          -------


                            TRAK AUTO CORPORATION
- -----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Delaware                                    52-1281465
- ---------------------------------------             -------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)

3300 75th Avenue, Landover, Maryland                     20785
- ---------------------------------------             -------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (301) 731-1200
                                                      -----------------------

Securities registered pursuant to Section 12(b) of the Act:           NONE
                                                                   ----------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.01 Per Share
- -----------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At April 27, 1995, the registrant had 6,113,646 shares of Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $39,094,000.

                      DOCUMENTS INCORPORATED BY REFERENCE.

1995 Proxy Statement for annual stockholders' meeting to be held June 30,
1995.............  Part III Items 10-13.

The exhibit index begins at page 64 of this Form 10-K.

                                     Part I

Item 1.  Business

Trak Auto Corporation ("Trak Auto") was incorporated in Delaware in 1983 and operates retail discount auto parts stores. The term "Company" refers collectively to Trak Auto and its wholly-owned subsidiaries, including Trak Corporation ("Trak"), Super Trak Corporation ("Super Trak") and Trak DHC Corporation ("Trak DHC"). Dart Group Corporation ("Dart") owned 64.8% of Trak Auto's outstanding common stock, par value $.01 per share (the "Common Stock") as of January 28, 1995. In February 1995 Trak Auto purchased approximately 310,000 shares of the outstanding Common Stock through a tender offer. As a result of the tender offer, Dart now owns 68.3% of the outstanding common stock.

Operations

The Company operates retail discount specialty stores in the metropolitan areas of Washington, D.C.; Richmond, Virginia; Chicago, Illinois; and Los Angeles, California.

The Company is engaged in the retail sale of a wide range of automobile parts and accessories for the do-it-yourself market. The Company's products include "hard parts" (such as alternators, starters, shock absorbers, fan belts, spark plugs, mufflers, thermostats, and wheel bearings), as well as motor oil, oil filters, headlights, batteries, waxes, polishes, anti-freeze and windshield wipers. A typical classic store normally carries 10,000 different item numbers or SKU's. The Company does not sell tires and does not provide automotive service or installation.

Super Trak operates retail auto parts stores that offer more services and merchandise than the "Classic Trak" stores described above. Super Trak stores carry approximately 5,000 more SKU's, concentrated primarily in application parts categories. Additionally, Super Trak stores feature special order services that permit customers to access virtually any automotive part, including engines. The stores also offer extensive technical assistance through computerized parts look-up, instruction for repairs, free use of specialized tools, and factory trained parts people. The Company has successfully opened or converted 106 Super Traks and seven Super Trak warehouse stores and will continue to open or convert stores to the Super Trak concepts aggressively as opportunities present themselves. The Company plans to continue to convert Classic Trak stores into Super Trak and Super Trak Warehouse stores and open new stores as opportunities present themselves in the Company's four metropolitan markets as well as new markets.

During the year ended January 28, 1995, the Company expanded its Super Trak concept to include Super Trak Warehouse stores. These stores are typically between 15,000 and 25,000 square feet and carry approximately 35,000 SKU's. The added SKU's are composed of additional application parts.

The Company's merchandise is generally purchased directly from a large number of manufacturers and suppliers. The Company's distribution system is computerized utilizing an automated replenishment and perpetual inventory system to generate shipments of product from distribution centers in Landover, Maryland; Bridgeview, Illinois and Ontario, California. The required items are generally assembled and packaged for delivery in the order in which they will be unpacked and displayed on the shelves at the retail stores, promoting store efficiency. Inventories are monitored both at stores and in the distribution centers to determine purchase requirements. The Company has a computerized point of sale ("POS") register system in every store. The Company uses scanners to identify most merchandise at the register and uses a price look-up function to price the sale. Most merchandise is pre-labeled with bar codes by the manufacturers.

The Company's merchandising philosophy is to develop strong consumer recognition and acceptance of its name by use of mass-media advertising to promote a broad selection of products at low prices. The Company emphasizes quality customer service through knowledgeable personnel and advanced technology such as electronic parts look-up, POS and computerized do-it-yourself aids. During the year ended January 28, 1995, the Company completed the installation of the electronic parts look-up into all of its stores.

Classic Trak stores range in size from approximately 5,000 to 6,000 square feet, Super Trak stores range in size from 6,000 to 11,000 square feet, and Super Trak Warehouse stores range in size from approximately 15,000 to 25,000 square feet. The Company's stores use modern fixtures and equipment and the interiors have been standardized, so that the interiors of new stores can be assembled quickly. The stores are open seven days a week.

The following table sets forth by metropolitan area the locations of the Company's stores for each of the last five fiscal years.

                                            Number of Stores
                                         at end of fiscal year
                                   --------------------------------
Metropolitan Area                  1991   1992   1993   1994   1995
- -----------------                  ----   ----   ----   ----   ----
 Washington, D.C. ............       77     81     84     86     81
 Baltimore, Maryland .........       14      6      0      0      0
 Richmond, Virginia ..........       14     15     15     15     11
 Chicago, Illinois ...........      100     99     99     97     86
 Los Angeles, California .....      119    121    119    116    104
 San Diego, California........        7     11      0      0      0
                                   ----   ----   ----   ----   ----
          Total ..............      331    333    317    314    282

The following tables set forth the number of stores of each of Classic Trak, Super Trak, and Super Trak Warehouse that were opened, closed or remodeled during each of the last five fiscal years, as well as the total number of such stores as of the end of each such fiscal year.

                                   1991   1992   1993   1994   1995
                                   ----   ----   ----   ----   ----
Super Trak Stores
- -----------------
 Opened during the year.......        -      -      1     10     20
 Closed during the year.......        -      -      -      1      -

Super Trak Warehouse Stores
- ---------------------------
 Opened during the year .......       -      -      -      -      6

                                   1991   1992   1993   1994   1995
                                   ----   ----   ----   ----   ----
Classic Trak Stores
- -------------------
 Opened during the year.......       26     19      6      1      -
 Closed during the year.......        3     17     23     13     58
 Converted to Super Trak or
   Super Trak Warehouse during
   the year............               -      -     11     52     14
 Remodeled during the year....        4      -      -      -      -

Total Open at January 31
- ------------------------

Super Trak Stores                     -      -     12     73    106
Super Trak Warehouse Stores           -      -      -      -      7
Classic Trak Stores                 331    333    305    241    169

The Company had 15 stores substantially damaged or completely destroyed in the Los Angeles civil disturbances at the end of the first fiscal quarter of 1993. Twelve of these stores have subsequently reopened and three stores remain closed. The Los Angeles earthquake in January of 1994 damaged two Trak Auto stores and one Super Trak resulting in their closing. The Super Trak reopened shortly after year-end while the two Trak Auto stores remain closed.

As of January 28, 1995, the Company had signed leases for three new Super Trak stores and amendments to eight existing leases for conversion of Classic Trak stores to Super Trak stores. The Company currently anticipates that during fiscal 1996 approximately 57 Super Trak or super Trak Warehouse stores will be opened or converted from Classic Trak stores.

Store Closings and Restructuring Costs

The Company continually evaluates the operations of its stores and the need to close, relocate, or expand stores or convert existing Classic Trak stores into Super Trak or Super Trak Warehouse stores. Of the Company's 282 stores as of January 28, 1995, the Company currently expects to close approximately 30 Classic Trak stores that are not providing satisfactory performance and 15 Classic Trak stores in conjunction with the Company's remaining restructuring efforts. The Company also expects to convert at least eight existing Classic Trak stores into Super Trak or Super Trak Warehouse stores.

As of January 28, 1995, the Company had a reserve of $6,945,000 for store closings and restructurings that relate to 21 stores that had been closed and 45 existing stores that had been earmarked for closing or restructuring. The Company expects to use approximately $1,916,000 of this reserve during fiscal 1996. The costs associated with closing a store primarily consist of future unrecoverable lease obligations (rent, real estate taxes and common area charges) after the closing date, net of estimated sublease income, and the remaining book value of leasehold improvements. The Company recognizes store closing costs when management determines to close a store. The net charge (income) for store closings was $1,580,000, $(943,000), and $500,000 during fiscal 1995, 1994 and 1993, respectively. Income during fiscal 1994 was the result of early lease terminations, net of cash buyouts. The Company currently estimates that it may close 30 Classic Trak stores that are not providing satisfactory performance. The future lease obligations beyond the estimated closing dates of these 30 stores are approximately $4,213,000. Finally, the Company continues to make payments on stores already closed, and has future lease obligations on those 21 stores of approximately $1,438,000.

Store Closings Costs

The costs associated with restructuring, which involves relocating or expanding and remodeling stores, consists of unrecoverable lease obligations after the projected closing date of the store or upon remodel or expansion, the write-off of leasehold improvements and net book values of fixed assets, and costs associated with inventory conversion. During the year ended January 30, 1993, the Company recorded a restructuring charge of $7,400,000 related to the relocating or expanding and remodeling of 126 Classic Trak stores and discontinuing the operations of 38 other Classic Trak stores. During the years ended January 28, 1995 and January 29, 1994, the Company charged approximately $2,432,000 and $600,000, respectively, against the restructuring reserve. During fiscal year 1995, the Company re-evaluated its needs for reserves for store conversions under the remaining restructuring efforts. Many of the stores originally planned for conversion have been converted as of January 28, 1995. The remaining restructuring reserve will be utilized primarily for continuing lease obligations for stores closed in conjunction with the restructuring effort. The Company currently estimates that 15 existing Classic Trak stores will be closed in connection with the Company's restructuring efforts. The future lease obligations beyond the estimated closing dates of these 15 stores are approximately $1,294,000.

No store contributed more than 1.0% to the Company's consolidated sales during the year ended January 28, 1995.

Relationship with Dart

Dart provides the Company with certain general and administrative services, including executive management, accounting, personnel administration, legal and real estate. Dart charged the Company approximately $712,000 for such services in the year ended January 28, 1995. In addition, the Company provides similar services to Dart and its other subsidiaries, including advertising administration, data processing and loss prevention. The Company charged Dart and its other subsidiaries approximately $468,000 for such services in the year ended January 28, 1995. See Note 4 to the Consolidated Financial Statements and Item 2.- Properties. During the year ended 1995, the Company entered into a tax sharing agreement with Dart, which would become effective if and when, the Company is consolidated into Dart's income tax returns.

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

Employees

On January 28, 1995, the Company employed approximately 2,200 full-time and 1,600 part-time persons engaged in retail, warehouse and administrative operations. The Company considers its relations with employees to be good.

Executive Officers

The following table sets forth the names, ages and positions of the executive officers of the Company. Executive officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders or until their successors are appointed.

       Name                    Age         Position
       ----                    ---         --------
    Herbert H. Haft            74          Chairman of the Board of
                                             Directors and Chief
                                             Executive Officer
    R. Keith Green             44          President
    David B. MacGlashan        52          Principal Accounting
                                             Officer
    Robert A. Marmon           51          Principal Financial Officer
    Robert E. Brann            43          Executive Vice President
    Thomas V. Reilly           47          Executive Vice President
    Dennis N. Weiss            49          Vice President, Real
                                              Estate


Herbert H. Haft has been Chairman of the Board and Chief Executive Officer of the Company since its incorporation in 1983. Mr. Haft is the founder of Dart and has been its Chairman and Chief Executive Officer since 1960. He is also Chairman of each of Dart's other subsidiaries, including Crown Books Corporation ("Crown Books") and Total Beverage Corporation ("Total Beverage"), and a director of Shoppers Food Warehouse Corp. ("Shoppers Food"), in which Dart owns a 50% interest.

R. Keith Green has been President of the Company since 1990 and a Director of the Company since 1991. From 1987 to 1990, Mr. Green was President and Chief Executive Officer of Whitlock Corporation. Prior to 1987, he served as Vice President of Stores of Auto Zone.

David B. MacGlashan has been Principal Accounting Officer of Trak Auto since 1991. From 1987 to 1991, Mr. MacGlashan was Vice President of Finance and Chief Financial Officer of WSR, Inc. (formerly Whitlock Corporation). Prior to 1987, he served as Chief Financial Officer of I. B. Diffusion Ltd.

Robert A. Marmon has been Principal Financial Officer of the Company since October 1994. At the same time, Mr. Marmon has served as Chief Financial Officer of Dart and each of its subsidiaries. Mr. Marmon has been a management consultant since 1970 and worked for McKinsey & Company, Inc. from 1970 to 1973. He served in various capacities at The Palmieri Company from 1973 to 1988. Mr. Marmon has been president of RPF, Inc. since 1988. Mr. Marmon was retained for his current positions on an interim basis pursuant to an agreement between RPF, Inc. and Dart effective until April 30, 1995. On March 20, 1995, the contract under which Mr. Marmon provides services was modified and extended on a month-to-month basis. Under the modified terms, Dart may terminate the agreement on thirty days notice. However, Mr. Marmon must provide sixty days notice to Dart if he intends to terminate the agreement.

Robert E. Brann has been Executive Vice President of the Company since 1990. From 1989 to 1990, Mr. Brann was Vice President of Merchandising of the Company. Prior to 1989, he served as Vice President of Merchandising and later Vice President of Store Operations and Administration of Franks Nursery and Crafts.

Thomas V. Reilly has been Executive Vice President of the Company since 1987. From 1984 to 1987, Mr. Reilly was Assistant Vice President and General Manager of the Chicago Region of the Company. Prior to 1984, he served as a Regional Manager of the Company.

Dennis N. Weiss has been Vice President of Real Estate of the Company since 1987. Mr. Weiss is also Vice President, Real Estate of each of Dart, Crown Books and Total Beverage.

Herbert H. Haft, Chairman and Chief Executive Officer, is the father of Ronald
S. Haft, Director. There is no other family relationship between any director and executive officer of the Company.

Changes in Management

Effective October 1, 1994, Ron Marshall resigned his position as Principal Financial Officer of the Company and as interim Chief Operating Officer of Crown Books and as Chief Financial Officer of Dart and Crown Books. Subsequent to Mr. Marshall's departure, the Board of Directors of Trak Auto appointed Robert A. Marmon on an interim basis to serve as Principal Financial Officer of the Company.

The Board of Directors of each of the Company, Dart and Crown Books was reconstituted in 1993 to include five new directors, four of whom were neither officers or employees of the Company. Bonita Wilson and Douglas M. Bregman were elected directors of the Company, Dart and Crown Books in June 1993. Ronald S. Haft was elected a director of the Company, Dart and Crown Books, on July 28, 1993 and was appointed President and Chief Operating Officer of Crown Books on August 1, 1993. H. Ridgely Bullock and Larry G. Schafran were elected as directors by the respective boards of the Company, Dart and Crown Books pursuant to each company's bylaws on December 20, 1993. Robert M. Haft and Gloria G. Haft ceased to be directors of the Company, Dart and Crown Books in June 1993.

On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that are the subject of dispute between the Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the President and Chief Operating Officer of Dart, Ronald S. Haft. Because both Herbert H. Haft and Ronald S. Haft are also executive officers and/or directors of Trak Auto, on October 11, 1994, the Board of Directors of Trak Auto established an Executive Committee comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert Haft and Ronald Haft concerning issues involving Dart and Trak Auto have been extensive. Accordingly, the respective Executive Committees have assumed day-to-day involvement in these disputed issues and other matters affecting Dart and Trak Auto, in particular matters relating to litigation to which Dart or Trak Auto is a party. The continuing roles of the Executive Committees are dependent upon future developments.

The Directors appointed to the Executive Committee were Douglas Bregman, H. Ridgely Bullock, Larry G. Schafran and Bonita Wilson, with Mr. Bullock as the Chairman of the Executive Committee. After Mr. Bullock died in December 1994, Mr. Schafran was elected Chairman of the Executive Committee in January 1995.

A Standstill Agreement entered into in September 1994 in connection with a lawsuit filed by Ronald S. Haft against Dart (the "Standstill Agreement") provides, among other things, that Dart may not, until further order is entered by the Delaware Court of Chancery, (i) change the current composition of the board of directors of Dart or any of its subsidiaries, or (ii) change the current Haft family officers of Dart or any of its subsidiaries. See Item 3. - Legal Proceedings.

Item 2.  Properties

The Company subleases from Dart 210,000 square feet of a warehouse and office facility, located in Landover, Maryland, which it shares with Crown Books. The sublease is for 30 years and six months, provides for rental payments increasing approximately 15% every five years over the term of the sublease and commenced October 1985. The current annual rental is $1,330,000. The sublease also requires payment for maintenance, utilities, insurance and real estate taxes allocable to the space subleased. Dart leases the entire 271,000 square foot warehouse and office facility from a private partnership in which Haft family members own all of the partnership interests. The Company's sublease is on the same terms as Dart's lease from the Haft family partnership.

Dart has a lease agreement with a Haft family-owned entity for vacant land adjacent to the Company's warehouse in Landover, Maryland. The lease is for the same period as the warehouse and office facility lease described above and the current annual rental is $35,000 with increases of three percent per year. The Company has paid the annual rent for the vacant land.

The Company has an agreement with Dart to sublease 6,500 square feet in a warehouse facility, adjacent to the above warehouse and office facility. Dart leases the property from a partnership in which Haft family members own all of the partnership interests (the "Pennsy Leases"). The sublease commenced April 1992 with a term of one year (with nine one-year option periods). Under the sublease agreement the annual rent is $21,000 and increases to $24,000 for each of the last five option periods. The sublease agreement also requires the Company to pay approximately $6,000 annually for its full share of any common area charges, real estate taxes and insurance premiums. The Company intends to give notice to terminate the sublease and hold over in the warehouse on a month-to-month basis.

The Company leases a 176,000 square foot warehouse located in Bridgeview, Illinois from a private partnership in which Haft family members own all of the partnership interests. The lease is for thirty years and six months, provides for rental payments increasing approximately 15% every five years over the term of the lease and commenced April 1984. The current annual rental is $651,000. The lease also requires the Company to pay for maintenance, utilities, insurance and real estate taxes on the warehouse. Under the terms of the lease agreement, Dart is jointly and severally liable for the lease obligations.

The Company leases a 317,000 square foot warehouse located in Ontario, California from a private partnership in which Haft family members own all of the partnership interests. The lease is for 20 years and provides for increasing rental payments, based upon the Consumer Price Index for the Los Angeles area, over the term of the lease. The lease commenced December 1989. The current annual rental is $1,374,000. The lease also requires the Company to pay for maintenance, utilities, insurance and real estate taxes on the warehouse.

The Company leases all of its 282 retail stores. As of January 28, 1995, the total remaining minimum annual payments for the Company's retail stores (excluding closed stores) were $94,286,000 to the lease expiration dates. The lease and license expiration dates (without regard to renewal options) range from 1995 to 2013. Twenty-four of these leases are with entities in which the Haft family has substantially all the beneficial interest, two are with partnerships in which Dart owns the majority interest and the remaining partnership interests are held by members of the Haft family, and two are subleased from Crown Books (a total of 28 leases).

The 28 lease agreements involving Haft-owned entities provide for various termination dates that range from 1995 to 2023 and require payment of future minimum rentals aggregating $54,237,000 (including renewal options) at January 28, 1995. These lease agreements also require payment of a percentage of sales in excess of a stated minimum. Annual fees and rentals paid to Haft-owned entities was $5,991,000 in the year ended January 28, 1995.

The Executive Committee of Dart undertook a legal review of the Pennsy Leases, which relate to certain warehouses located at 3301 Pennsy Drive in Landover, Maryland, beginning late in the third quarter of the year ended January 31, 1995. On February 10, 1995, Dart filed a complaint alleging, inter alia, breaches of fiduciary duty, waste and other irregularities by certain members of the Haft family in connection with the Pennsy Leases and in particular with Dart's resumption of rental payments for these warehouses in 1991 following the bankruptcy of the prior tenant. The complaint seeks rescission of the Pennsy Leases and restitution of rent paid since 1991 and other monetary damages.
Dart is holding the Company's sublease payments in escrow, pending resolution of this litigation. See Item 3. - Legal Proceedings. The Executive Committees of Dart, Trak Auto and Crown Books have also undertaken a legal review of other leasing arrangements and real estate related transactions between Dart, the Company or Crown Books, on the one hand, and Haft-owned entities, on the other hand. This review is ongoing and the Executive Committees have not yet determined whether other actions will be taken as a result of this legal review.

See Notes 4 and 6 to the Consolidated Financial Statements for information concerning charges and methods of allocation to the Company and the lease and license arrangements in which Dart or the Haft family has an interest.

Item 3.  Legal Proceedings

Robert M. Haft Employment Litigation

In August 1993, Robert M. Haft, the former president of Crown Books and Dart, filed a lawsuit in the United States District Court for the District of Delaware, Robert M. Haft v. Dart Group Corporation, et al. (D. Del. Civil Action No. 93-384-SLR), naming as defendants Dart and two of its subsidiaries, Crown Books and Trak Auto. The complaint, as amended, alleged breach of contract regarding various employment, stock option, stock incentive and loan agreements and sought declaratory judgment regarding a stock incentive agreement and a possible right by Robert M. Haft to acquire an interest in Total Beverage, all in connection with the termination of Robert M. Haft's employment in June 1993. The complaint, as amended, sought unspecified damages, costs and attorneys' fees.

On September 20, 1994, a jury found that Dart had breached its employment contract with Robert M. Haft and awarded him damages against Dart (equivalent to the compensation projected to be due during a ten-year period) in the amount of $18,856,964. The jury also found that Crown Books had breached an employment agreement with Robert Haft and awarded him damages (equivalent to the compensation projected to be due during a ten-year period) against Crown Books in the amount of $12,800,910.

The jury also found that Robert M. Haft did not voluntarily terminate his employment within the meaning of his Incentive Stock Agreement ("ISA") with Crown Books. Under the terms of the ISA, a voluntary termination by Robert M. Haft of his employment would have allowed Crown Books to repurchase all or a portion of 100,000 shares of stock issued to Robert Haft by Crown Books pursuant to the ISA, subject to certain transfer restrictions, in return for a non-interest bearing promissory note, discounted at an effective rate of 11%, for $203,750, due January 2, 2004. The jury's finding would preclude Crown Books from making such a repurchase.

Robert M. Haft asked the judge presiding over the case to award him additional damages in the amount of approximately $2.4 million based on the failure of Crown Books to deliver 100,000 shares of unrestricted common stock of Crown Books, which he would have a right to receive under the ISA in the event of his termination without cause by Crown Books, when he demanded them in August of 1993. Robert M. Haft also requested a declaratory judgment on his claim against Dart, Crown Books and Trak Auto arising from stock options granted to him by those corporations and his claim that he has a purchase option for an interest in Total Beverage.

On February 22, 1995, the federal district court in Robert M. Haft's employment litigation made the following rulings against Dart, Crown Books and Trak Auto:

         (1) The court found that Robert M. Haft was entitled to damages in the amount of $2,146,250, plus interest, based on the failure of Crown Books to deliver 100,000 shares of unrestricted Crown Books common stock when he demanded them in August of 1993;

         (2) The court found that Robert M. Haft was entitled to exercise certain employee stock options under the 1981 and 1992 Stock Option Plans of Dart, the Crown Books Stock Option Plan adopted March 12, 1987, and the Trak Auto Corporation Stock Option Plan adopted March 24, 1987. As to options that had expired during the pendency of the case, the court extended the time for exercise for a period equal to the period from June 30, 1993 to the expiration date. As to options that had not yet expired, the court extended the exercise date for a period equal to the period from June 30, 1993 until final judgment was entered. (Under the relevant plans, Robert M. Haft would be entitled to exercise options for 50,000 of Class A Common Stock, $1.00 par value per share (the "Class A Common Stock"), of Dart having exercise prices of $71.50 - $104.50 per share, 80,000 shares of Crown Books Common Stock having exercise prices of $21.45 - $23.93 per share and 40,000 shares of Trak Auto Common Stock having exercise prices of $6.60 - $13.75 per share.); and

         (3) The Court found that Robert M. Haft has the right to purchase for $149,400 ten percent of Dart's interest in the entity that acquired the assets of Total Beverage's Chantilly, Virginia store.

The Court entered final judgment on all claims in this lawsuit on March 23, 1995. On April 6, 1995, Dart and Crown Books filed a motion for a new trial and/or reduction of damages with the court, challenging the Court's breach of contract findings, damages awards and certain evidentiary rulings. Depending upon the outcome of this motion, Dart, Crown Books and Trak Auto may also file an appeal challenging some or all of the rulings in this lawsuit.

Derivative Litigation

In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc., Combined Properties Limited Partnership, and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants Dart, Trak Auto, Crown Books, Shoppers Food, Total Beverage, and Cabot-Morgan Real Estate Company ("CMREC"), a wholly owned Dart subsidiary.

The complaint, as amended on January 12, 1995, alleges waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the Combined Properties defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, Dart's employment agreement with Ronald S. Haft dated August 1, 1993 (the "Agreement"), the sale of 172,730 shares of Class B Common Stock, $1.00 par vlaue per share (the "Class B Common Stock"), of Dart by Herbert H. Haft to Ronald S. Haft and the compensation paid to Dart's Executive Committee. Plaintiffs seek an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

On April 27, 1995, the Kahn Derivative Plaintiffs and the Special Litigation Committee of Dart's Board of Directors filed a Stipulation and Order which, if entered by the Court, will (1) dismiss claims against Douglas M. Bregman and Bonita Wilson; and (2) realign Dart as a party plaintiff to the amended complaint.

In November 1993, Robert M. Haft filed another lawsuit in the Delaware Court of Chancery for New Castle County. The lawsuit names as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names Dart as a nominal defendant. The complaint derivatively alleges interested director transactions, breach of fiduciary duty and waste in connection with the Agreement. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of shares of the Class B Common Stock by Herbert H. Haft to Ronald S. Haft and the Agreement. The complaint seeks rescission of the sale of such shares and the Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

A Special Litigation Committee consisting of two outside, independent directors of Dart, Crown Books and Trak Auto was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in these two derivative lawsuits. In September 1994, the Special Litigation Committee moved for dismissal of certain claims in those derivative lawsuits and for realignment of the parties to permit Dart to prosecute other claims in those derivative lawsuits.

Given that these derivative lawsuits are brought in the name of Dart and its subsidiaries, recovery in them would inure to the benefit of Dart and its subsidiaries if the claims are successfully litigated or settled. Therefore, in the opinion of management, resolution of these actions will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Ronald S. Haft Stock Options

On September 6, 1994, Ronald S. Haft tendered Dart a letter requesting:

    (1) to exercise, effective immediately, stock options for shares of Dart's Class B Common Stock pursuant to the Agreement (the "Options"), to purchase, at an exercise price of $89.65 per share, 197,048 shares (the "Option Shares") and

    (2) to exercise his right under the Agreement, effective immediately, to obtain a loan from Dart in the amount of $17,665,353.20, for part of the exercise price of the Options.

Together with that letter, Ronald S. Haft tendered to Dart a check payable to Dart in the amount of $197,048 as payment of the par value of the Option Shares; and an executed unsecured promissory note of Ronald S. Haft payable to the order of Dart in the amount of $17,665,353.20, the balance of the exercise price for the Option Shares under the Options.

Dart has rejected the validity of Ronald S. Haft's exercise of the Options and the promissory note tendered in connection therewith. Issuance of the Option Shares has not been recorded in the stock records of Dart, Dart has returned his $197,048 check, and Dart has not issued any stock certificate to Ronald S. Haft for the Option Shares. Dart delivered to Ronald S. Haft a check in the amount of the $985,000 price (plus interest) previously paid by him for the Options, but he returned the check to Dart. These funds are now in an interest bearing escrow account.

On September 12, 1994, Ronald S. Haft filed a lawsuit against Dart (Ronald S. Haft v. Dart Group Corporation, Del. Ch., C.A. No. 13736) (the "Options Lawsuit") in the Delaware Court of Chancery for New Castle County seeking a court order that Dart issue the Option Shares, and grant him a loan of $17,665,353.20 to be used as part of the payment for such shares.

Dart has denied the validity of the Options and the Agreement and is contesting the Options Lawsuit. On November 14, 1994, the Court of Chancery entered a Memorandum Opinion denying Ronald S. Haft's motion for summary judgment.

In connection with this proceeding, on September 14, 1994, the Standstill Agreement agreed to on behalf of Dart and Ronald S. Haft was ordered by the Delaware Court of Chancery. The Standstill Agreement restricts certain actions by Dart until further order of the court. In particular, Dart may not, without further order of the court: (i) change its certificate of incorporation or bylaws; (ii) change the current composition of the Board of Directors of Dart or its subsidiaries; (iii) change the current Haft family officers of Dart or its subsidiaries; (iv) issue any additional securities of Dart or any of its subsidiaries; or (v) take any extraordinary actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart, or (c) the disadvantage of any Class B Common Stockholder of Dart through any debt transaction.

In December 1994, Ronald S. Haft filed a motion for contempt against Dart, Herbert H. Haft, Larry G. Schafran and Bonita A. Wilson, alleging a breach of the Standstill Agreement. In his motion, Ronald S. Haft asserted that the defendants violated the prohibition on the issuance of additional securities of Dart, Trak Auto or Crown Books by approving certain employee stock option grants pursuant to existing stock option plans of the these companies, and by approving a form of employment contract for executives of Dart, Trak Auto and Crown Books that contains a provision for stock option grants. Dart opposed this motion and moved for a clarification or waiver of the Standstill Agreement with respect to the issuance and exercise of employee stock options that would
(i) allow Dart, Trak Auto and Crown Books to grant stock options to its employees, other than members of the Haft family, in a way that complies with the past practice of Dart and (ii) allow Dart, Trak Auto and Crown Books to issue stock pursuant to the exercise of options granted prior to September 14, 1994. A hearing on these matters was held on April 18, 1995 at which the court denied the motion for contempt and issued an order stating that the Standstill Agreement did not enjoin the exercise of stock options granted prior to September 14, 1994, or the issuance of stock options to employees approved by the Board of Directors in December 1994.

In December 1994, the Delaware Court of Chancery granted a motion by the Kahn Derivative Plaintiffs to intervene permissively as defendants in the Options Lawsuit on their own behalf. Subsequently, on January 20, 1995, Ronald S. Haft and the Kahn Derivative Plaintiffs filed a Stipulation and Agreement of Compromise, Settlement, and Release (the "Settlement Agreement"), in which they purported to settle the Options Lawsuit. As part of the putative Settlement Agreement, Ronald S. Haft's exercise of the Options would have been allowed.

Dart filed a brief opposing the Settlement Agreement on March 8, 1995, which brief contained as an exhibit a memorandum (the "Memorandum") responding to the terms of the Settlement Agreement. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for further description of the Memorandum. On March 10, 1995, the Kahn Derivative Plaintiffs withdrew from the putative Settlement Agreement. Trial in the Options Lawsuit is currently scheduled for July 17, 1995.

Pennsy Warehouse Litigation

The Executive Committee of Dart undertook a legal review of the Pennsy Leases, beginning late in the third quarter of the year ended January 31, 1995. By their terms, the Pennsy Leases, which run to 2016, require annual rental payments of $885,000 subject to escalation in 1996 and thereafter based on increases in the Consumer Price Index. The lease terms also require the lessee to pay real estate taxes, insurance, utilities, and maintenance expenses. At the end of the third quarter of the year ended January 31, 1995, Dart reserved $32.3 million for the obligations represented by the Pennsy Leases, which is the present value (discounted at 6%) before estimated future inflation of 4% of the approximately $82.0 million that Dart projects it would be required to expend under the leases over the balance of the term.

As a result of this review, on February 10, 1995, Dart filed a complaint in Circuit Court for Prince George's County, Maryland, alleging, inter alia, breaches of fiduciary duty, waste and other irregularities by certain members of the Haft family and others in connection with the Pennsy Leases, and in particular with the resumption of rental payments for these warehouses in 1991 following the bankruptcy of the prior tenant, Dart Drug Stores, Inc. The complaint seeks rescission of the Pennsy Leases, restitution of approximately $3.4 million of rent paid since 1991 and other monetary damages.

The Executive Committees of Dart, Trak Auto and Crown Books have also undertaken a legal review of other leasing arrangements and real estate related transactions between Dart, the Company or Crown Books, on the one hand, and Haft-owned entities, on the other hand. See Item 2. - Properties for further discussion of the Pennsy Leases. The review is ongoing and the Executive Committees have not yet determined whether other actions will be taken as a result of this legal review.

Other

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material affect upon the consolidated financial condition and results of operations of the Company.

The Company has recorded expenses of approximately $640,000 and $400,000 during the years ended January 31, 1995 and January 31, 1994, respectively, for legal expenses incurred during these years. These amounts include estimated future expenses likely to be considered necessary to resolve all litigation discussed above.

Item 4.  Submission of Matters to a Vote of Security Holders

         Inapplicable.




                                 Part II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters


The Common Stock is quoted on the Nasdaq National Market ("Nasdaq") under the symbol TRKA. The following table sets forth the range of the high and low sale prices for the Common Stock, as reported by the Nasdaq, for the fiscal quarters indicated.

              Quarter Ended          High          Low
              -------------          ----          ---
              May 1, 1993            20           13 3/4
              July 31, 1993          15           10 3/4
              October 30, 1993       16 1/2       12 1/2
              January 29, 1994       14 1/4       10 3/4
              April 30, 1994         13 7/8       11
              July 30, 1994          17           12 1/4
              October 29, 1994       20           14
              January 28, 1995       18           15

There were approximately 175 record holders of the Common Stock as of April 10, 1995.

The Company has not paid dividends during the past two fiscal years and does not expect to pay dividends in the foreseeable future.

Item 6.  Selected Financial Data


INCOME STATEMENT DATA:    (in thousands, except per share and sales % data)

                                                    Fiscal Year
                                 -----------------------------------------------------
                                   1995      1994        1993       1992        1991
                                 --------  --------    --------  ---------    --------
Sales                            $348,599  $334,798    $315,793   $319,635    $293,075
Interest and other income           1,887     1,562       1,759      1,145         890
Cost of sales, store
  occupancy and
  warehousing                     256,210   255,669     233,472    242,787     229,575
Selling and administrative         69,260    70,838      66,053     64,918      59,522
Depreciation and
  Amortization                      6,004     6,756       6,029      6,488       5,340
Interest expense                    3,849     3,561       3,521      3,549       3,645
Restructuring charge                  -         -         7,400        -           -
Unusual item                          -         -         3,894        -           -
Income (loss) before
  income taxes                     15,163      (464)      4,971      3,038      (4,117)
Income (loss) before
  cumulative effect of
  change in accounting
  principle                        10,265        81       3,355      2,084      (4,177)
Cumulative effect of change
  in accounting principle             -         -         1,658        -           -
Net income (loss)                  10,265        81       5,013      2,084      (4,177)

Per share data:
Income (loss) before
  cumulative effect of
  change in accounting
  principle                      $   1.67   $    .01   $    .57   $    .36    $   (.72)
Cumulative effect of change
  in accounting principle            -           -          .28       -           -
Net income (loss)                $   1.67   $    .01   $    .85   $    .36    $   (.72)

Weighted average common
  share and common share
  equivalents outstanding           6,139      6,107      5,928      5,795       5,780

Percentage change in sales
  Total stores                       4.1%      6.0%      (1.2)%      9.1%        6.4%
  Comparative stores                 2.1%      1.3%       2.6%       6.1%         .3%

BALANCE SHEET DATA:                           (in thousands)

                                          at end of Fiscal Year
                           -------------------------------------------------
                             1995      1994       1993      1992      1991
                           --------  --------   -------   --------  --------
Current assets             $137,306  $129,805  $119,831   $101,404  $103,057
Current liabilities          75,293    75,737    59,662     53,370    58,904
Working capital              62,013    54,068    60,169     48,034    44,153
Total assets                187,649   179,149   165,104    144,573   146,209
Long-term obligations        31,797    33,737    36,159     29,800    27,999
Stockholders' equity         80,559    69,675    69,283     61,403    59,306

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that are the subject of dispute between the Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the President and Chief Operating Officer of Dart, Ronald S. Haft. Because both Herbert H. Haft and Ronald S. Haft are also executive officers and/or directors of Trak Auto, on October 11, 1994, the Board of Directors of Trak Auto established an Executive Committee comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert Haft and Ronald Haft concerning issues involving Dart and Trak Auto have been extensive. Accordingly, the respective Executive Committees have assumed day-to-day involvement in these disputed issues and other matters affecting Dart and Trak Auto, in particular matters relating to litigation to which Dart or Trak Auto is a party. The continuing roles of the Executive Committees are dependent upon future developments.

A Standstill Agreement entered into on September 14, 1994 in connection with a lawsuit filed by Ronald S. Haft against Dart provides that Dart may not, until further order is entered by the Delaware Court of Chancery, (i) change its certificate of incorporation or bylaws, (ii) change the current composition of the board of directors of Dart or any of its subsidiaries, (iii) change the current Haft family officers of Dart or any of its subsidiaries, (iv) issue any additional securities of Dart or any of its subsidiaries, or (v) take any extraordinary actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart, or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. See Item 3. - Legal Proceedings.

In October 1994, Robert A. Marmon was appointed as Principal Financial Officer for the Company and as Chief Financial Officer of Dart and Crown Books. Mr. Marmon reports directly to the Executive Committee and the Board of Directors for each of Dart, the Company and Crown Books.

The Executive Committees of Dart, Trak Auto and Crown Books have undertaken a legal review of leasing arrangements and other real estate related transactions between Dart, Trak Auto or Crown Books, on the one hand, and Haft-owned entities, on the other hand. On February 10, 1995, Dart filed a complaint alleging breaches of fiduciary duty, waste and other irregularities committed by former directors and members of the Haft family in connection with the Pennsy Leases. See Item 3. - Legal Proceedings. This review is ongoing and the Executive Committees have not yet determined whether other actions will be taken in connection with these matters.

Dart has retained an investment banking firm to provide advice concerning the value of Dart and its subsidiaries and the option to purchase Class B Common Stock of Dart claimed by Ronald Haft. This retention relates to Dart's defense of the Options Lawsuit and certain other issues of shareholder value. The investment banking firm has advised that the current market price of Dart's stock is significantly undervalued and has reviewed with members of the Executive Committee potential types of transactions that might enhance value for Dart's stockholders. No final decision has been made whether or not the Dart will engage in any such transactions, and there can be no assurance as to the timing or terms of such transactions, if they occur. Any such transaction may require further order of the Delaware Court of Chancery under the Standstill Agreement and may be opposed by certain controlling stockholders of Dart.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



Liquidity and Capital Resources

Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, increased by $7,816,000 to $24,134,000 at January 28, 1995 from $16,318,000 at January 29, 1994. The increase was primarily the result of the current year operating results.

Operating activities provided $17,829,000 in funds to the Company for the year ended January 28, 1995 compared to $4,734,000 for the year ended January 29, 1994. The increase was primarily due to current period operating results and to a decrease in merchandise inventories.

Investing activities used $10,530,000 of the Company's funds during the year ended January 28, 1995, compared to $21,078,000 for the year ended January 29, 1994. The decrease was primarily due to a decrease in capital expenditures as a result of fewer conversions to Super Trak, and to a net disposition of marketable debt securities.

Financing activities provided $517,000 to the Company for the year ended January 28, 1995, compared to $115,000 for the same period last year. The increase was due to proceeds from the exercise of stock options and was partially offset by principal payments under capital lease obligations.

The Company has a $6,000,000 revolving line of credit available that it shares with Dart and Crown Books. In addition, the Company has entered into an agreement with Dart for a $10,000,000 revolving line of credit. This line is intended to be used for the Company's short-term working capital needs (see
Note 10 to the Consolidated Financial Statements). The Company has not borrowed any funds under these lines of credit.

The Company anticipates that the funds necessary for capital expenditures for new store openings and remodelings, inventory purchases for new stores, and to meet the Company's long-term lease obligations and current liabilities (including current and long-term store closing and restructuring reserves) will come from operations and existing current assets. The Company will attempt to open or convert 57 stores as Super Trak or Super Trak Warehouse stores during fiscal 1996. As of January 28, 1995, the Company had a reserve of $6,945,000 for store closings and restructurings. See Item 1. - Business - Store Closings and Restructuring. The Company currently estimates that it may close 30 Classic Trak stores that have future lease obligations beyond the estimated closing dates of approximately $4,213,000 and restructure 15 Classic Trak stores that have future lease obligations beyond the estimated closing dates of approximately $1,294,000.

The liquid assets maintained by the Company are intended to fund the expansion of the Company's retail business through opening stores in new markets, converting Classic Trak stores to Super Trak stores and opening additional stores in existing markets, and to fund other corporate activities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Liquidity and Capital Resources (Continued)


On December 21, 1994, Trak Auto offered to buy back from its shareholders approximately 24% of the outstanding Common Stock, or 1,500,000 shares, at a price of $17.50 per share. On February 6, 1995, Trak Auto amended the offer by increasing the purchase price to $20.50 per share, and made certain other changes. When the offer expired on February 28, 1995, Trak Auto had repurchased approximately 310,000 shares for a total consideration of $6,363,000 plus expenses of approximately $600,000.

At January 28, 1995

Working capital increased to $62,013,000 during the year ended January 28, 1995 as a result of the Company's record year operating results.

At January 29, 1994

Working capital decreased by $6,101,000 to $54,068,000 at January 29, 1994 from $60,169,000 at January 30, 1993. The decrease was primarily due to increased capital expenditures as a result of the conversion or opening of Super Trak stores and was partially offset by operating results.

Results of Operations

  Year Ended January 28, 1995 as Compared to the Year Ended
          January 29, 1994

During the year ended January 28, 1995, the Company closed 58 Classic Trak stores and opened 20 Super Trak stores and 6 Super Trak Warehouse stores as well as converted 14 Classic Trak stores to Super Trak stores. The Super Trak store openings and conversions have had and are expected to continue to have a positive impact on operating results. Super Trak stores generate increased sales at converted locations as well as increased gross margins as a result of the change in product mix (increased hard parts). In addition, the Company believes that by leasing larger stores it can obtain more favorable lease rates and that operating expenses as a percentage of sales will decrease as stores mature.

Sales of $348,599,000 for the year ended January 28, 1995 increased by $13,801,000 or 4.1% compared to the year ended January 29, 1994. The increases were primarily attributable to increased sales by Super Trak stores that had been converted from Classic Trak stores as well as a 2.1% increase in sales for all stores open more than one year for the year ended January 28, 1995. Sales for comparable Super Trak stores open more than one year increased 1.0% for the year ended January 28, 1995. Sales for comparable Classic Trak stores open more than one year increased 2.5% for the year ended January 28, 1995. Sales for Super Trak and Super Trak Warehouse stores represented 42.6% of total sales during the year ended January 28, 1995 compared to 23.3% for the year ended January 29, 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)


Interest and other income increased by $325,000 for the year ended January 28, 1995 when compared to the same period last year. The increase was primarily due to rental income resulting from a temporary sublease for a portion of the Ontario, California warehouse. In addition, interest income increased during the year ended January 28, 1995 compared to the same period last year as a result of increased funds available for short-term investment.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 73.0% for the year ended January 28, 1995 (excluding the closed store charge) compared to 76.4% for the year ended January 29, 1994. The decrease was primarily due to increased store margins as a result of higher overall merchandise margins and a favorable change in sales mix (increased hard parts and decreased motor oils). Costs of sales, store occupancy and warehousing expenses include a charge of $1,580,000 for store closings during the year ended January 28, 1995 compared to a net income of $943,000 during the year ended January 29, 1994, which resulted from early lease terminations, net of cash buyouts.

Selling and administrative expenses as a percentage of sales were 19.9% for the year January 28, 1995 compared to 21.1% for the year ended January 29, 1994. The decrease was primarily due to lower payroll costs as a result of the Company's efforts to control store hours and administrative overhead and the maturity of Super Trak stores.

Depreciation and amortization expenses decreased $752,000 for the year ended January 28, 1995 when compared to the same period last year. The decrease was primarily the result of store closings and to the point-of-sale register systems being fully depreciated.

The effective income tax rate was 32.3% for the year ended January 28, 1995. The effective rate was lower than statutory rates primarily due to the reversal of a $728,000 deferred tax valuation allowance. Management has concluded that based on the weight of currently available evidence, it is more likely than not, that the entire deferred tax asset is realizable. Management will continue to evaluate the need for a valuation allowance.


  Year Ended January 29, 1994 as Compared to the Year Ended
          January 30, 1993


During the year ended January 29, 1994 the Company opened ten Super Trak stores, converted 52 Classic Trak stores to Super Traks and opened one Classic Trak store while closing one Super Trak (temporarily due to the January 1994 Los Angeles earthquake), and 13 Classic Trak stores. Super Trak stores have generated increased sales at converted locations as well as increased gross margin as a result of the change in product mix (increased hard parts).

Sales of $334,798,000 in the year ended January 29, 1994 increased by $19,005,000 or 6.0% from the prior fiscal year primarily due to increased sales for stores converted from Classic Trak to Super Trak stores. Sales for stores open more than one year increased 1.3% for the year ended January 29, 1994. Super Trak sales increased to $78,054,000 from $6,775,000 one year ago and comparable Super Trak sales decreased 4.0%. Classic Trak store sales decreased to $256,744,000 from $309,018,000 as a result of converting over 50 such stores

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

  Year Ended January 29, 1994 as Compared to the Year Ended
          January 30, 1993


to Super Traks. Comparable sales for Classic Trak stores increased 1.4%. Sales for Super Trak stores represented 23.3% and 2.1% of total sales for the year ended January 29, 1994 and January 30, 1993, respectively.

Interest and other income decreased by $197,000 during the year ended January 29, 1994 compared to the year ended January 30, 1993. The decrease was primarily due to decreased sublease income as a result of the expiration of the primary lease and was partially offset by an increase in interest income as a result of increased average balance on funds available for short-term investment.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales increased to 76.4% for the year ended January 29, 1994, compared to 73.0% for the year ended January 30, 1993. This increase was primarily the result of decreased margins as a result of the Company's marketing strategy of reducing prices to meet increased competition and increased advertising costs resulting from utilizing alternative advertising media.

Selling and administrative expenses, as a percentage of sales, were 19.8% of sales for the year ended January 29, 1994 compared to 20.9% for the year ended January 30, 1993. The increase was primarily due to increased payroll costs associated with opening and operating Super Trak stores. The increase was partially offset by favorable settlement of future lease obligations of $943,000 for stores closed in prior years and by decreased insurance costs as a result of the Company's safety programs, which reduced workers compensation claims.

Depreciation and amortization increased $727,000 when compared to fiscal 1993. The increase was due primarily to the increase in fixed assets resulting from conversions to Super Trak.

Interest expense increased $40,000 for the year ended January 29, 1994 compared to the year ended January 30, 1993 due to amounts owed under capital lease obligations.

During the year ended January 29, 1994, the Company recorded a tax benefit of $545,000 as a result of the Company's book net operating loss in that fiscal year and the effect of certain permanent book/tax differences.


Effects of Inflation

Inflation in the past several years has not had a significant impact on the Company's business. The Company believes it will be able to recover future cost increases due to inflation by increasing selling prices.

Item 8.  Financial Statements and Supplementary Data

           Financial Statements

                                                                Page No.
            Report of Independent Public Accountants              24

            Consolidated Balance Sheets
              As of January 28, 1995 and January 29, 1994       25 - 26

            Consolidated Statements of Income
              Years ended January 28, 1995 and January 29,
              1994 and January 30, 1993                           27

            Consolidated Statements of Stockholders' Equity
              Years ended January 28, 1995 and January 29,
              1994 and January 30, 1993                           28

            Consolidated Statements of Cash Flows
              Years ended January 28, 1995 and January 29,
              1994 and January 30, 1993                         29 - 30

            Notes to Consolidated Financial Statements          31 - 52

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO TRAK AUTO CORPORATION:

We have audited the accompanying consolidated balance sheets of Trak Auto Corporation (a Delaware corporation and a majority-owned subsidiary of Dart Group Corporation) and subsidiaries as of January 28, 1995 and January 29, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trak Auto Corporation and subsidiaries as of January 28, 1995 and January 29, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective February 2, 1992, the Company changed its method of accounting for income taxes.




                                        ARTHUR ANDERSEN LLP



Washington, D.C.
April 27, 1995.

                       TRAK AUTO CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                                       ASSETS


                                           January 28,     January 29,
                                          ------------    ------------
                                              1995            1994
                                          ------------    ------------
 Current Assets:
   Cash                                   $  5,196,000    $  4,931,000
   Short-term instruments                   18,938,000      11,387,000
   Marketable debt securities               10,133,000       8,689,000
   Accounts receivable                       5,330,000       6,334,000
   Merchandise inventories                  89,797,000      93,462,000
   Deferred income taxes                     6,842,000       3,992,000
   Due from affiliate                            -              20,000
   Other current assets                      1,070,000         990,000
                                          ------------    ------------
     Total Current Assets                  137,306,000     129,805,000
                                          ------------    ------------


 Property and Equipment, at cost:
   Furniture, fixtures and equipment        49,008,000      43,435,000
   Leasehold improvements                    9,185,000       9,269,000
   Property under capital leases            23 667,000      23,667,000
                                          ------------    ------------
                                            81,860,000      76,371,000
 Accumulated Depreciation
   and Amortization                         37,638,000      32,608,000
                                          ------------    ------------
                                            44,222,000      43,763,000
                                          ------------    ------------

 Other Assets                                  247,000         239,000
                                          ------------    ------------

 Deferred Income Taxes                       5,874,000       5,342,000
                                          ------------    ------------

 Total Assets                             $187,649,000    $179,149,000
                                          ============    ============



See notes to consolidated financial statements.

                       TRAK AUTO CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                           January 28,     January 29,
                                          ------------    ------------
                                              1995            1994
                                          ------------    ------------
 Current Liabilities:
   Accounts payable, trade                $ 50,403,000    $ 49,926,000
   Income taxes payable                        393,000       1,155,000
   Accrued expenses-
     Salary and benefits                    10,054,000       8,008,000
     Taxes other than income                 5,053,000       5,572,000
     Other                                   8,944,000      10,865,000
   Current portion of obligations under
     capital leases                            261,000         211,000
   Due to affiliate                            185,000           -
                                          ------------    ------------
       Total Current Liabilities            75,293,000      75,737,000
                                          ------------    ------------

 Obligations under Capital Leases           26,541,000      26,331,000
                                          ------------    ------------
 Reserve for Store Closings and
   Restructuring                             5,029,000       7,047,000
                                          ------------    ------------
 Other                                         227,000         359,000
                                          ------------    ------------
       Total Liabilities                   107,090,000     109,474,000
                                          ------------    ------------


 Stockholders' Equity
   Common stock, par value $.01 per
     share; 15,000,000 shares
     authorized; 6,331,458 and
     6,270,497 shares issued at
     each year end, respectively                63,000          63,000
   Paid-in capital                          45,206,000      44,477,000
   Unrealized investment losses               (110,000)          -
   Retained earnings                        37,216,000      26,951,000
   Treasury stock, 217,812 shares
     of common stock at cost                (1,816,000)     (1,816,000)
                                          ------------    ------------
       Total Stockholders' Equity           80,559,000      69,675,000
                                          ------------    ------------

 Total Liabilities and Stockholders'
   Equity                                 $187,649,000    $179,149,000
                                          ============    ============



See notes to consolidated financial statements.

                      TRAK AUTO CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME


                                                 Years Ended
                                   ----------------------------------------
                                    January 28,   January 29,   January 30,
                                       1995          1994          1993
                                   ------------  ------------  ------------
 Sales                             $348,599,000  $334,798,000  $315,793,000
 Interest and other income            1,887,000     1,562,000     1,759,000
                                   ------------  ------------  ------------
                                    350,486,000   336,360,000   317,552,000
                                   ------------  ------------  ------------

 Cost of sales, store occupancy
   and warehousing                  256,210,000   255,669,000   233,472,000
 Selling and administrative          69,260,000    70,838,000    66,053,000
 Depreciation and amortization        6,004,000     6,756,000     6,029,000
 Interest expense                     3,849,000     3,561,000     3,521,000
 Restructuring charge                     -             -         7,400,000
 Unusual item                             -             -        (3,894,000)
                                   ------------  ------------  ------------
                                    335,323,000   336,824,000   312,581,000
                                   ------------  ------------  ------------

 Income (loss) before income
   taxes                             15,163,000      (464,000)    4,971,000
 Income taxes (benefit)               4,898,000      (545,000)    1,616,000
                                   ------------  ------------  ------------
 Net income before
   cumulative effect of
   change in accounting
   principle                         10,265,000        81,000     3,355,000
 Cumulative effect of
   change in accounting
   principle                              -             -         1,658,000
                                   ------------  ------------  ------------
 Net income                        $ 10,265,000  $     81,000  $  5,013,000
                                   ============  ============  ============


 Weighted average common share
   and common share equivalents
   outstanding                        6,139,000     6,107,000     5,928,000
                                   ============   ===========  ============


 Per share data:
   Net income before
     cumulative effect of
     change in accounting
     principle                     $     1.67    $      .01           .57
   Cumulative effect of
     change in accounting
     principle                           -             -.             .28
                                   ------------  ------------  ------------
   Net income                      $     1.67    $      .01    $      .85
                                   ============  ============  ============



See notes to consolidated financial statements.

                       TRAK AUTO CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                 Years Ended
                                   ----------------------------------------
                                    January 28,   January 29,   January 30,
                                       1995          1994          1993
                                   ------------  ------------  ------------
 Common Stock:
   Balance, beginning of
     period                        $     63,000  $     63,000  $     60,000
   Stock options exercised                -             -             3,000
                                   ------------  ------------  ------------
   Balance, end of period          $     63,000  $     63,000  $     63,000
                                   ============  ============  ============


 Note Receivable:
   Balance, beginning of period    $      -      $   (124,000) $      -
   Stock options exercised                              -          (124,000)
   Payment of note receivable             -           124,000         -
                                   ------------  ------------  ------------
   Balance, end of period          $      -      $      -      $   (124,000)
                                   ============  ============  ============


 Paid-in Capital:
   Balance, beginning of period    $ 44,477,000  $ 44,290,000  $ 41,302,000
   Stock options exercised              729,000       187,000     2,988,000
                                   ------------  ------------  ------------
   Balance, end of period          $ 45,206,000  $ 44,477,000  $ 44,290,000
                                   ============  ============  ============


 Unrealized Investment Losses      $   (110,000) $      -      $     -
                                   ============  ============  ============

 Retained Earnings:
   Balance, beginning of period    $ 26,951,000  $ 26,870,000  $ 21,857,000
   Net income                        10,265,000        81,000     5,013,000
                                   ------------  ------------  ------------
   Balance, end of period          $ 37,216,000  $ 26,951,000  $ 26,870,000
                                   ============  ============  ============


 Treasury Stock:
   Balance, beginning and
     end of period                 $ (1,816,000) $ (1,816,000) $ (1,816,000)
                                   ============  ============  ============


 Common Stock Outstanding:
   Balance, beginning of period       6,052,685     6,039,386     5,781,265
   Stock Options Exercised               60,961        13,299       258,121
                                   ------------   -----------   -----------
   Balance, end of period             6,113,646     6,052,685     6,039,386
                                   ============   ===========   ===========

 See notes to consolidated financial statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Years Ended
                                       -----------------------------------------
                                         January 28,   January 29,   January 30,
                                            1995          1994          1993
                                       -------------  ------------  ------------
 Cash Flows from Operating
   Activities:
   Net Income                           $ 10,265,000  $     81,000  $  5,013,000
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation and amortization         6,004,000     6,756,000     6,029,000
     Utilization of Trak
       Corporation net operating
       loss carryforwards                      -             -        (1,658,000)
     Provision for store closings
       and restructuring                   1,580,000      (943,000)    8,185,000
     Change in assets and
       liabilities:
       Accounts receivable                 1,004,000     1,522,000    (1,712,000)
       Merchandise inventories             4,165,000   (16,318,000)   (5,942,000)
       Prepaid income taxes                    -           472,000      (472,000)
       Due from affiliate                    205,000       (20,000)       67,000
       Other current assets                  (80,000)      (25,000)     (139,000)
       Deferred income taxes              (3,382,000)   (2,401,000)   (2,674,000)
       Other assets                           (8,000)      105,000       155,000
       Accounts payable, trade               477,000    12,735,000     7,913,000
       Accrued expenses                      255,000     2,689,000       (49,000)
       Due to affiliate                        -           (35,000)       35,000
       Income taxes payable                 (762,000)    1,155,000      (677,000)
       Reserve for closed
         stores                           (1,894,000)   (1,039,000)   (2,239,000)
                                       -------------  ------------  ------------
         Net cash provided by
           operating activities        $  17,829,000  $  4,734,000  $ 11,835,000
                                       -------------  ------------  ------------

 Cash Flows from Investing
   Activities:
   Capital expenditures                $  (7,953,000) $(12,389,000) $ (4,933,000)
   Purchase of U.S. Treasury
     Notes                               (36,380,000)  (25,777,000)        -
   Dispositions of United States
     Treasury Notes                       33,097,000    23,414,000         -
   Dispositions of marketable
     debt securities                       4,540,000     1,400,000         -
   Disposition of reverse
     repurchase agreements                (1,023,000)        -             -
   Purchase of marketable
     debt securities                      (2,811,000)   (7,726,000)        -
                                       -------------  ------------  ------------
     Net cash used in
         investing activities          $ (10,530,000) $(21,078,000) $ (4,933,000)
                                       -------------  ------------  ------------

                         (Continued on following page)

                       TRAK AUTO CORPORATION AND SUBSIDIARIES

                                                 Years Ended
                                   ----------------------------------------
                                    January 28,   January 29,   January 30,
                                       1995          1994          1993
                                   ------------  ------------  ------------
 Cash Flows from Financing
   Activities:
   Principal payments under
     capital lease obligations     $   (212,000) $   (196,000) $   (387,000)
   Proceeds from redemption
     of note receivable                   -           124,000         -
   Proceeds from exercise of
     stock options                      729,000       187,000     2,867,000
                                   ------------  ------------  ------------
     Net cash provided
       by financing
       activities                  $    517,000  $    115,000  $  2,480,000
                                   ------------  ------------  ------------


 Net Increase (Decrease) in Cash
   and Equivalents                 $  7,816,000  $(16,229,000) $  9,382,000

 Cash and Equivalents at
   Beginning of Year                 16,318,000    32,547,000    23,165,000
                                   ------------  ------------  ------------

 Cash and Equivalents at
   End of Year                     $ 24,134,000  $ 16,318,000  $ 32,547,000
                                   ============  ============  ============



 Supplemental Disclosures of Cash Flow Information:

 Cash paid during the year for:
   Interest                        $ 3,849,000  $  3,561,000  $  3,521,000
   Income taxes                      8,948,000       340,000     4,657,000


See notes to consolidated financial statements.

                    TRAK AUTO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994
                             AND JANUARY 30, 1993


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

Fiscal Year

The fiscal year ends on the Saturday nearest to January 31. All fiscal years presented include 52 weeks.

Cash and Equivalents

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

Short-term Instruments and Marketable Debt Securities

The Company's short-term instruments included United States Treasury Bills, money market funds and marketable debt securities included United States Treasury Notes, corporate notes and municipal securities.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective January 30, 1994. In accordance with SFAS No. 115, prior years' financial statements have not been restated to reflect the change in accounting method.

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At January 28, 1995, market value was $110,000 less than cost, net of income taxes. At January 28, 1995, the Company had no investments that qualified as trading or held to maturity.

                    TRAK AUTO CORPORATION AND SUBSIDIARIES

               FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994
                             AND JANUARY 30, 1993


The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities
sold is based on the specific identification method.   The following table
(which excludes money market funds) presents the estimated fair value of debt securities available for sale by contractual maturity at January 28, 1995:

       Due after three months through one year  $ 17,892,000
       Due after one year through three years      6,006,000
       Due after three years                       3,670,000
                                                ------------
                                                $ 27,568,000
                                                ============

Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

Fair Value of Financial Instruments

The fair values of current assets and current liabilities are approximately equal to the reported carrying amounts. No value has been placed on the Company's line of credit facility as any borrowings would bear interest at market rates.

Merchandise Inventories

The Company's inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At January 28, 1995 and January 29, 1994, inventories determined on a first-in, first-out basis would have been greater by $5,870,000 and $5,520,000, respectively.


Effective January 30, 1994, the Company changed its method for determining the index used to calculate the cost basis of the LIFO inventory for financial and income tax reporting purposes. Under the new method, the Company uses an index published by United States Bureau of Labor Statistics. Previously, an index determined by the Company based upon inventory cost changes between financial reporting periods, was utilized. This change has been accounted for as a change in accounting principle in the accompanying financial statements. Due to limitations in the availability of historical information, it is not possible to determine the effect, if any, on net income for the year ending January 28, 1995 of the corresponding cumulative catch-up adjustment or on retained earnings at January 28, 1995 required under Accounting Principle Bulletin 20. Accordingly, the change in method is being accounted for on a prospective basis from January 30, 1994 and the effect on per share data, if any, is not available.

                    TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994
                             AND JANUARY 30, 1993


Property and Equipment

Property and equipment are recorded at cost. The Company depreciates furniture, fixtures and most equipment generally over a ten year period using the straight-line method. Computer equipment is depreciated over a five year period using the straight-line method. Computer software is charged to expense in the year of acquisition. All stores and some equipment are leased. Improvements to leased premises are amortized over a ten year period or the term of the lease, whichever is shorter. Assets (primarily buildings) financed through asset-based financing arrangements are depreciated over the lives of the leases. Accumulated amortization for assets under capital lease was $7,912,000 and $7,558,000 as of January 28, 1995 and January 29, 1994,
respectively.

Preopening Expenses

All costs of a noncapital nature incurred in opening a new store are charged to expense as incurred.

Self Insurance Programs

The Company is self insured for certain levels of general liability, workers compensation and employee medical coverage. Estimated costs of these self insurance programs are accrued at the expected value of projected settlements for known and anticipated claims.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of short-term instruments, marketable debt securities and accounts receivable from vendors. The Company restricts investment of temporary cash investments to United States Treasury Notes and corporate notes and municipal securities with a high credit standing. Credit risk on accounts receivables is minimized as a result of deducting such receivables from amounts payable to the vendors.


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

                    TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994
                             AND JANUARY 30, 1993


New Accounting Standards

The Company adopted SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, during the year ended January 28, 1995. The Company adopted SFAS No. 112, Employers Accounting for Postemployment Benefits and SFAS No. 115, Accounting for Certain Instruments in Debt and Equity Securities effective January 30, 1994. Adoption of these standards had no material effect on the Company's consolidated financial statements. The Company adopted SFAS No. 109, Accounting for Income Taxes, during the year ended January 30, 1993. Adoption of the Standard for income taxes resulted in the recording of previously unrecorded income tax benefits, which have been classified as the cumulative effect of a change in accounting principle. The Company is required to adopt SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended, no later than its fiscal year ending February 3, 1996. Application of this statement is not expected to have a material effect on the Company's consolidated financial statements. The Company is also required to adopt SFAS No. 121, Accounting for Long Lived Assets, no later than its fiscal year ending January 25, 1997. The Company has not determined the impact of this recently issued accounting standard on the Company's consolidated financial statements.

                    TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994
                             AND JANUARY 30, 1993


NOTE 2 - INCOME TAXES

The provision for income taxes consists of the following:

                                            Fiscal Years
                              ----------------------------------------
                                   1995          1994          1993
                              ------------  ------------  ------------
     Current:
       Federal                $  5,255,000  $    687,000  $  3,537,000
       State                       847,000       108,000       751,000
                              ------------  ------------  ------------
                                 6,102,000       795,000     4,288,000
     Deferred:
       Federal                  (1,301,000)   (1,052,000)   (2,246,000)
       State                        97,000      (288,000)     (426,000)
                              ------------  ------------  ------------
                              $  4,898,000  $   (545,000) $  1,616,000
                              ============  ============  ============



The effective tax rate is reconciled to the Federal statutory rate as follows:

                                            Fiscal Years
                              ----------------------------------------
                                   1995          1994          1993
                              ------------  ------------  ------------
 Federal statutory rate               35%           34%           34%
 Income taxes at Federal
     statutory rate           $  5,307,000  $   (158,000) $  1,690,000
 Increase (decrease) in
   taxes resulting from:
     State income taxes,
       net of Federal
       income tax benefit          609,000      (118,000)      214,000
     Tax exempt municipal
       bond interest income       (108,000)      (50,000)        -
     Utilization of former
       Trak West net
       operating loss             (225,000)     (219,000)     (209,000)
     Effect of change in
       deferred tax
       valuation allowance        (728,000)        -             -
     Other                          43,000         -           (79,000)
                              ------------  ------------  ------------



 Income tax provision
   (benefit)                  $  4,898,000  $   (545,000) $  1,616,000
                              ============  ============  ============

 Effective tax rate                 32.3%       n/a          32.5%
                              ============  ============  ============

                    TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994
                             AND JANUARY 30, 1993


The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and for tax net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. The components of the net deferred tax assets and liabilities are as follows:

                                                 January 28,      January 29,
                                                    1995             1994
                                               --------------   --------------
 Gross deferred tax assets:
  Capitalized leases treated as operating
    leases for tax purposes                    $    2,326,000   $    2,128,000
  Depreciation                                      1,321,000        1,259,000
  Uniform capitalization of inventory costs         2,099,000        1,931,000
  Reserve for expenses related to
    unusual item                                      206,000          421,000
  Reserve for stores closings and
    restructuring charges                           2,782,000        3,281,000
  Accrued rent                                        386,000          289,000
  Accrued legal expenses                              200,000           86,000
  Preacquisition basis adjustment as a
    result of purchase accounting for
    Trak West                                         394,000          659,000
  Accrued vacation reserve                            446,000            -
  Accrued self insurance reserve                    1,827,000            -
  Unrealized loss on investment                        71,000            -
  State tax credit carryforward                       963,000            -
  Deferred income                                      99,000            -
  Other                                               127,000            8,000
                                               --------------   --------------
                                                   13,247,000       10,062,000
  Valuation allowance                                   -             (728,000)
                                               --------------   --------------
    Deferred tax assets                            13,247,000        9,334,000
                                               --------------   --------------
  Deferred tax liability:
    Book basis of asset acquired as a
      result of involuntary conversion               (531,000)           -
                                               --------------   --------------
  Net deferred tax asset                       $   12,716,000   $    9,334,000
                                               ==============   ==============

In conjunction with the adoption of SFAS No. 109, Accounting for Income Taxes, the Company recorded $1,658,000 as the cumulative effect of a change in accounting principle during the year ended January 30, 1993. At the date of the adoption, the Company established a valuation allowance of $728,000 against the deferred tax asset. During the year ended January 28, 1995, the Company reversed the $728,000 valuation allowance.

In the opinion of management, the deferred tax asset will be realized through projected future earnings. The Company has achieved taxable income in each of the last three years. During the year ended January 28, 1995, the Company entered into a tax sharing agreement with Dart, which would become effective, if and when, the Company is consolidated with Dart's income tax returns.

                       TRAK AUTO CORPORATION AND SUBSIDIARIES

               FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994
                                 AND JANUARY 30, 1993

During the year ended January 28, 1995, the Company paid $944,000 as a result of a Federal Income Tax Audit for the fiscal tax years 1988-1992. In connection with this audit, the Company has recorded a deferred tax asset of $1,331,000 and approximately $260,000 in interest expense.

NOTE 3 - RESTRUCTURING AND CLOSED STORE CHARGES

Store Closings and Restructuring Costs

The Company continually evaluates the operations of its stores and the need to close, relocate, or expand stores or convert existing Classic Trak stores into Super Trak or Super Trak Warehouse stores. Of the Company's 282 stores as of January 28, 1995, the Company currently expects to close approximately 30 Classic Trak stores that are not providing satisfactory performance and 15 Classic Trak stores in conjunction with the Company's remaining restructuring efforts. The Company also expects to convert at least eight existing Classic Trak stores into Super Trak or Super Trak Warehouse stores.

As of January 28, 1995, the Company had a reserve of $6,945,000 for store closings and restructurings that relate to 21 stores that had been closed and 45 existing stores that had been earmarked for closing or restructuring. The Company expects to use approximately $1,916,000 of this reserve during fiscal 1996. The costs associated with closing a store primarily consist of future unrecoverable lease obligations (rent, real estate taxes and common area charges) after the closing date, net of estimated sublease income, and the remaining book value of leasehold improvements. The Company recognizes store closing costs when management determines to close a store. The net charge (income) for store closings was $1,580,000, $(943,000), and $500,000 during fiscal 1995, 1994 and 1993, respectively. Income during fiscal 1994 was the result of early lease terminations, net of cash buyouts. The Company currently estimates that it may close 30 Classic Trak stores that are not providing satisfactory performance. The future lease obligations beyond the estimated closing dates of these 30 stores are approximately $4,213,000. Finally, the Company continues to make payments on 21 stores already closed, and has future lease obligations on those stores of approximately $1,438,000.

The costs associated with restructuring, which involves relocating or expanding and remodeling stores, consists of unrecoverable lease obligations after the projected closing date of the store or upon remodel or expansion, the write-off of leasehold improvements and net book values of fixed assets, and costs associated with inventory conversion. During the year ended January 30, 1993, the Company recorded a restructuring charge of $7,400,000 related to the relocating or expanding and remodeling of 126 Classic Trak stores and discontinuing the operations of 38 other Classic Trak stores. During the years ended January 28, 1995 and January 29, 1994, the Company charged approximately $2,432,000 and $600,000, respectively, against the restructuring reserve. During fiscal year 1995, the Company re-evaluated its needs for reserves for store conversions under the remaining restructuring efforts. Many of the stores originally planned for conversion have been converted as of January 28, 1995. The remaining restructuring reserve will be utilized primarily for continuing lease obligations for stores closed in conjunction with the restructuring effort.

                       TRAK AUTO CORPORATION AND SUBSIDIARIES

               FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994
                                 AND JANUARY 30, 1993


The Company currently estimates that 15 existing Classic Trak store may be closed in connection with the Company's restructuring efforts. The future lease obligations beyond the estimated closing dates of these 15 stores are approximately $1,294,000.

The following table indicates the fiscal years in which the restructuring and store closing reserves at January 28, 1995 are expected to be paid or utilized.

                  Fiscal Year                Total
                  -----------             -----------
                     1996                 $ 1,916,000
                     1997                   1,795,000
                     1998                   1,325,000
                     1999                     820,000
                     2000-2004              1,089,000
                                          -----------
                                          $ 6,945,000
                                          ===========

The above lease obligations are for basic lease terms from one to 102 months. The restructuring and store closing reserve has been estimated at 85% of the total lease obligations because the Company believes that certain alternatives to abandonment may be available. These alternatives include leasing space, lease termination and lease buy-out.

The amount of unrecoverable lease costs relating to properties under related party leases (members of the Haft family) is approximately $634,000.

NOTE 4 - TRANSACTIONS WITH AFFILIATES

Dart Group Corporation ("Dart"), which currently owns 68.3% of the Company's outstanding common stock, provides the Company with certain general and administrative services. Some of these services include executive management, accounting, legal and real estate. In addition, the Company provided similar services to Dart and its other subsidiaries, including advertising administration, data processing and loss prevention. In management's opinion, the intercompany charges for these services were equal to the costs incurred by Dart or the Company, as the case may be, to provide these functions. It is not practicable for the Company to estimate the cost it would have incurred for these services if it had operated as an unaffiliated entity.

In addition to the intercompany charges for general and administrative services, Dart charged the Company, on a quarterly basis, for actual expenses which related directly to the Company's operations. Substantially all such charges were supported by invoices from unrelated parties designating the Company as recipient of the related goods or services.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

               FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994
                                AND JANUARY 30, 1993


In the Company's opinion, the methods used for allocating costs described above constitute a reasonable basis on which to allocate such costs.

Amounts receivable from or payable to affiliate relate to transactions made on behalf of the Company by Dart or on behalf of Dart by the Company.

The following table summarizes the intercompany transactions:

                                           Fiscal Years
                             ----------------------------------------
                                  1995          1994          1993
                             ------------  ------------  ------------
Due to (from) Affiliate,
  Beginning of year          $    (20,000) $     35,000  $    (67,000)
                             ------------  ------------  ------------

Direct expense charges-
  Rentals (Note 6)              1,339,000     1,407,000     1,434,000
  Other expenses                2,893,000     1,586,000     1,235,000
                             ------------  ------------  ------------
                                4,232,000     2,993,000     2,669,000
                             ------------  ------------  ------------

Allocated charges-
  Salaries from Dart              712,000       929,000       923,000
  Salaries to Dart               (468,000)     (490,000)     (562,000)
                             ------------  ------------  ------------

Payments                       (4,271,000)   (3,487,000)   (2,928,000)
                             ------------  ------------  ------------
Due to (from) Affiliate,
  End of year                $    185,000  $    (20,000) $     35,000
                             ============  ============  ============


All transactions with Dart included above are made under current payment terms that, in management's opinion, are comparable to those with unrelated parties and are free of interest. The average balance of amounts due to affiliate were $355,000, $175,000, and $127,000 for the years ended January 28, 1995 and
January 29, 1994 and January 30, 1993, respectively.

NOTE 5 - UNUSUAL ITEM

The Company had 15 stores substantially damaged or completely destroyed in the Los Angeles civil disturbances in May of 1992. Twelve of these stores have subsequently reopened and three stores remain closed. Payments from insurance carriers, less related expenses and the cost of the related inventory and fixed assets lost, were recorded as a gain, and classified as an unusual item during the year ended January 30, 1993.

                    TRAK AUTO CORPORATION AND SUBSIDIARIES

             FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994
                             AND JANUARY 30, 1993


NOTE 6 - COMMITMENTS

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

Following is a schedule by fiscal year of future minimum payments under capital leases and non-cancelable operating leases and license agreements which have initial or remaining terms in excess of one year at January 28, 1995. The imputed interest rate on capital leases is 13.5% in the aggregate.

                                            --in thousands--
                                ---------------------------------------
                                      Capital Leases          Operating
                                (see Related Party Leases)      Leases
                                --------------------------    ---------
      Fiscal                                    Fixtures &
      Year                       Buildings      Equipment
      ------                    ----------      ----------
      1996                      $    3,355      $      183    $  19,800
      1997                           3,524              -        17,826
      1998                           3,720              -        16,058
      1999                           3,918              -        13,337
      2000                           3,944              -         9,150
      2001-2017                     67,726              -        22,285
                                ----------      ----------    ---------
           Total                    86,187             183    $  98,456
                                                              =========

Less-Imputed interest               59,554              14
                                ----------      ----------
Present value of net
 minimum lease payments             26,633             169
Less-Current maturities                 92             169
                                ----------      ----------
Long-term capital lease
 obligations                    $   26,541      $       -
                                ==========      ==========

The above table includes $3,952,000 for store operating leases where the store has been closed and the lease obligation has been accrued in the restructuring or store closing reserves. Minimum operating lease obligations have not been reduced by total future minimum sublease rentals of $508,000 receivable in the future under noncancelable leases. There are no sublease arrangements for the capital leases.

Rent expense and license fees for operating leases and license agreements are as follows:

                                            Fiscal Years
                             ----------------------------------------
                                  1995          1994          1993
                             ------------  ------------  ------------
Minimum rentals              $ 18,906,000  $ 18,101,000  $ 17,822,000
Contingent rentals                564,000       361,000       338,000
                             ------------  ------------  ------------
Total                        $ 19,470,000  $ 18,462,000  $ 18,160,000
                             ============  ============  ============

                      TRAK AUTO CORPORATION AND SUBSIDIARIES

               FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994
                                AND JANUARY 30, 1993


Related Party Leases and License Agreements

Members of the Haft family own all the issued and outstanding voting stock of Dart. Of the Company's 282 stores and three warehouses as of January 28, 1995, 28 stores and the three warehouses are held under leases from entities in which Haft family members own substantially all beneficial interest. Two stores are leased from partnerships in which Dart owns the majority interest and the remaining interest is owned by partnerships in which the Haft family members own all the partnership interest. In addition, two stores are subleased from Crown Books Corporation ("Crown Books"), an affiliate of Dart. These 28 store lease and sublease agreements provide for various termination dates which, assuming renewal options are exercised, range from 1995 to 2023, and require the payment of future minimum license fees and rentals aggregating $54,237,000 at January 28, 1995. These agreements also require payment of a percentage of sales in excess of a stated minimum, and are included in the lease and license commitments table above as operating leases. Annual fees and rentals for licenses, leases and subleases involving the Haft family were $5,991,000, $5,182,000, and $5,010,000 for fiscal 1995, 1994 and 1993, respectively.

The Company leases a 176,000 square foot warehouse located in Bridgeview, Illinois from a private partnership in which Haft family members own all of the partnership interests. The lease, which is for 30 years and six months (which commenced April 27, 1984), provides for rental payments increasing approximately 15% every five years over the term of the lease. The current annual rental is $651,000. The lease also requires the payment of maintenance, utilities, insurance and taxes on the warehouse. Under the terms of the lease agreement, Dart is jointly and severally liable for the lease obligations.
This lease agreement has been classified as a capital lease and is included under the capital lease caption of the lease commitment table above.

The Company subleased from Dart 210,000 square feet of a warehouse and office facility located in Landover, Maryland which it shares with Dart and Crown Books. The sublease is for 30 years and six months, provides for rental payments increasing approximately 15% every five years over the term of the sublease and commenced October 1985. The current annual rental is $1,330,000. The sublease agreement also requires the payment for maintenance, utilities, insurance and taxes allocable to the space subleased. Dart leases the entire 271,000 square foot warehouse and office facility from a private partnership in which Haft family members own all of the partnership interests. The Company's sublease is on the same terms as Dart's lease from the Haft partnership and is classified as a capital lease and is included under the capital lease caption of the lease commitment table above.

Dart has a lease agreement with a Haft family-owned entity for vacant land adjacent to the Company's warehouse in Landover, Maryland. The lease is for the same period as the headquarters building and distribution center lease described above and the current annual rental is $35,000 with increases of three percent per year. The Company has paid the annual rent for the vacant land.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

               FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994
                               AND JANUARY 30, 1993



On April 20, 1992, the Company entered into an agreement with Dart, to sublease 6,500 square feet in a warehouse facility, adjacent to the above warehouse and office facility. Dart leases the property from a partnership in which Haft
family members own all of the partnership interest (the "Pennsy Leases").   The
term of the sublease is one year (with nine one-year option periods). Under the sublease agreement, the annual rent is $21,000 and increases to $24,000 for each of the last five option periods. The sublease agreement also requires the Company to pay approximately $6,000 annually for its full share of any common area charges, real estate taxes and insurance premiums. The Company intends to give notice to terminate this sublease and hold over in the warehouse on a month-to-month basis. The Pennsy Leases are currently the subject of litigation (see Note 9).

The Company has a lease agreement with a Haft family-owned entity for a 317,000 square foot distribution center in Ontario, California. The lease is for 20 years, commenced in December 1989, and provides for increasing rental payments, based upon the Consumer Price Index for the Los Angeles area, over the term of the lease. Current annual rental is $1,374,000 per year. The lease requires the payment for maintenance, utilities, insurance and taxes. This lease agreement has been classified as a capital lease and is included under the capital lease caption in the lease commitment table above.

On February 10, 1995, after a legal review by Dart's Executive Committee, Dart filed a complaint for rescission of the Pennsy Leases and for the return of rent paid since 1991 on such leases. See Note 9. The Executive Committees of Dart, Trak Auto and Crown Books have also undertaken a legal review of other leasing arrangements and real estate related transactions between Dart, the Company and Crown Books, on the one hand, and Haft-owned entities, on the other hand. This review is ongoing and the Executive Committees have not yet determined whether other actions will be taken as a result of this legal review.

Employment Arrangements

On January 24, 1995, the Company entered into employment agreements with R. Keith Green, the Company's President, and other key executives. The employment agreements are for a term of one year (the Company's 1996 fiscal year) and are automatically extended one year at the end of the fiscal year unless the individual is terminated with cause (Mr. Green's agreement is for two years and is automatically extended two years). The agreements provide for annual compensation increases following review and performance appraisal by the Board of Directors.

                       TRAK AUTO CORPORATION AND SUBSIDIARIES

               FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994
                                AND JANUARY 30, 1993





NOTE 7 - TENDER OFFER

On December 21, 1994, Trak Auto offered to buy back from its shareholders approximately 24% of the outstanding Common Stock, or 1,500,000 shares, at a price of $17.50 per share. On February 6, 1995, Trak Auto amended the offer by increasing the purchase price to $20.50 per share, and made certain other changes. When the offer expired on February 28, 1995, Trak Auto had repurchased approximately 310,000 shares for a total consideration of $6,363,000 plus expenses of approximately $600,000.

NOTE 8 - BOARD OF DIRECTORS

On January 4, 1994, the Board of Directors of Dart established a Special Litigation Committee to assess, on behalf of the Company, whether to pursue, settle or abandon, claims raised in the derivative lawsuits filed against the Company. See Note 9 for a discussion of the derivative lawsuits. The Directors appointed to the Special Litigation Committee were H. Ridgely Bullock and Larry G. Schafran. On September 30, 1994, the Special Litigation Committee issued its report.

On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that are the subject of dispute between the Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the President and Chief Operating Officer of Dart, Ronald S. Haft. Because both Herbert H. Haft and Ronald S. Haft are also executive officers and/or directors of Trak Auto, on October 11, 1994, the Board of Directors of Trak Auto established an Executive Committee comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert Haft and Ronald Haft concerning issues involving Dart and Trak Auto have been extensive. Accordingly, the respective Executive Committees have assumed day-to-day involvement in these disputed issues and other matters affecting Dart and Trak Auto, in particular matters relating to litigation to which Dart or Trak Auto is a party. The continuing roles of the Executive Committees are dependent upon future developments.

Members of the Executive Committee are compensated at a salary rate of $275 per hour plus reimbursement of expenses. Members of the Special Litigation Committee of the Board of Directors, which was established on January 4, 1994, have been compensated at a salary rate of $250 per hour plus reimbursement of expenses. Through January 28, 1995, the compensation paid by Dart and its subsidiaries, including the Company, to members of the respective Executive Committees for their services on those committees totaled $666,000 ($166,000 paid by the Company), and the compensation paid by Dart and its subsidiaries, including the Company, to members of the Special Litigation Committee for their service on that committee totaled $269,000 ($27,000 paid by the Company), in each case exclusive of expense reimbursement.

                       TRAK AUTO CORPORATION AND SUBSIDIARIES

               FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994

                                AND JANUARY 30, 1993



NOTE 9 - LITIGATION

Robert M. Haft Employment Litigation

In August 1993, Robert M. Haft, the former president of Crown Books and Dart, filed a lawsuit in the United States District Court for the District of Delaware, Robert M. Haft v. Dart Group Corporation, et al. (D. Del. Civil Action No. 93-384-SLR), naming as defendants Dart and two of its subsidiaries, Crown Books and Trak Auto. The complaint, as amended, alleged breach of contract regarding various employment, stock option, stock incentive and loan agreements and sought declaratory judgment regarding a stock incentive agreement and a possible right by Robert M. Haft to acquire an interest in Total Beverage, all in connection with the termination of Robert M. Haft's employment in June 1993. The complaint, as amended, sought unspecified damages, costs and attorneys' fees.

On September 20, 1994, a jury found that Dart had breached its employment contract with Robert M. Haft and awarded him damages against Dart (equivalent to the compensation projected to be due during a ten-year period) in the amount of $18,856,964. The jury also found that Crown Books had breached an employment agreement with Robert Haft and awarded him damages (equivalent to the compensation projected to be due during a ten-year period) against Crown Books in the amount of $12,800,910.

The jury also found that Robert M. Haft did not voluntarily terminate his employment within the meaning of his Incentive Stock Agreement ("ISA") with Crown Books. Under the terms of the ISA, a voluntary termination by Robert M. Haft of his employment would have allowed Crown Books to repurchase all or a portion of 100,000 shares of stock issued to Robert Haft by Crown Books pursuant to the ISA, subject to certain transfer restrictions, in return for a non-interest bearing promissory note, discounted at an effective rate of 11%, for $203,750, due January 2, 2004. The jury's finding would preclude Crown Books from making such a repurchase.

Robert M. Haft asked the judge presiding over the case to award him additional damages in the amount of approximately $2.4 million based on the failure of Crown Books to deliver 100,000 shares of unrestricted common stock of Crown Books, which he would have a right to receive under the ISA in the event of his termination without cause by Crown Books, when he demanded them in August of 1993. Robert M. Haft also requested a declaratory judgment on his claim against Dart, Crown Books and Trak Auto arising from stock options granted to him by those corporations and his claim that he has a purchase option for an interest in Total Beverage.

                       TRAK AUTO CORPORATION AND SUBSIDIARIES

               FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994

                                AND JANUARY 30, 1993


On February 22, 1995, the federal district court in Robert M. Haft's employment litigation made the following rulings against Dart, Crown Books and Trak Auto:

         (1) The court found that Robert M. Haft was entitled to damages in the amount of $2,146,250, plus interest, based on the failure of Crown Books to deliver 100,000 shares of unrestricted Crown Books Common stock when he demanded them in August of 1993;

         (2) The court found that Robert M. Haft was entitled to exercise certain employee stock options under the 1981 and 1992 Stock Option Plans of Dart, the Crown Books Stock Option Plan adopted March 12, 1987, and the Trak Auto Corporation Stock Option Plan adopted March 24, 1987. As to options that had expired during the pendency of the case, the court extended the time for exercise for a period equal to the period from June 30, 1993 to the expiration date. As to options that had not yet expired, the court extended the exercise date for a period equal to the period from June 30, 1993 until final judgment was entered. (Under the relevant plans, Robert M. Haft would be entitled to exercise options for 50,000 of Class A Common Stock, $1.00 par value per share (the "Class A Common Stock"), of Dart having exercise prices of $71.50 - $104.50 per share, 80,000 shares of Crown Books Common Stock having exercise prices of $21.45 - $23.93 per share and 40,000 shares of Trak Auto Common Stock having exercise prices of $6.60 - $13.75 per share.); and

         (3) The Court found that Robert M. Haft has the right to purchase for $149,400 ten percent of Dart's interest in the entity that acquired the assets of Total Beverage's Chantilly, Virginia store.

The Court entered final judgment on all claims in this lawsuit on March 23, 1995. On April 6, 1995, Dart and Crown Books filed a motion for a new trial and/or reduction of damages with the court, challenging the Court's breach of contract findings, damages awards and certain evidentiary rulings. Depending upon the outcome of this motion, Dart, Crown Books and Trak Auto may also file an appeal challenging some or all of the rulings in this lawsuit.

Derivative Litigation

In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc., Combined Properties Limited Partnership, and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants Dart, Trak Auto, Crown Books and other subsidiaries of Dart.

                      TRAK AUTO CORPORATION AND SUBSIDIARIES

               FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994

                                AND JANUARY 30, 1993


The complaint, as amended on January 12, 1995, alleges waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the Combined Properties defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, Dart's employment agreement with Ronald S. Haft dated August 1, 1993 (the "Agreement"), the sale of 172,730 shares of Class B Common Stock, $1.00 par value per share (the "Class B Common Stock"), of Dart by Herbert H. Haft to Ronald S. Haft and the compensation paid to Dart's Executive Committee. Plaintiffs seek an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

On April 27, 1995, the Kahn Derivative Plaintiffs and the Special Litigation Committee of Dart's Board of Directors filed a Stipulation and Order which, if entered by the Court, will (1) dismiss claims against Douglas M. Bregman and Bonita Wilson; and (2) realign Dart as a party plaintiff to the amended complaint.

In November 1993, Robert M. Haft filed another lawsuit in the Delaware Court of Chancery for New Castle County. The lawsuit names as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names Dart as a nominal defendant. The complaint derivatively alleges interested director transactions, breach of fiduciary duty and waste in connection with the Agreement. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of shares of the Class B Common Stock by Herbert H. Haft to Ronald S. Haft and the Agreement. The complaint seeks rescission of the sale of such shares and the Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

A Special Litigation Committee consisting of two outside, independent directors of Dart, Crown Books and Trak Auto was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in these two derivative lawsuits. In September 1994, the Special Litigation Committee moved for dismissal of certain claims in those derivative lawsuits and for realignment of the parties to permit Dart to prosecute other claims in those derivative lawsuits.

Given that these derivative lawsuits are brought in the name of Dart and its subsidiaries, recovery in them would inure to the benefit of Dart and its subsidiaries if the claims are successfully litigated or settled. Therefore, in the opinion of management, resolution of these actions will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

                       TRAK AUTO CORPORATION AND SUBSIDIARIES

               FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994

                                AND JANUARY 30, 1993


Ronald S. Haft Stock Options

On September 6, 1994, Ronald S. Haft tendered Dart a letter requesting:

    (1) to exercise, effective immediately, stock options for shares of Dart's Class B Common Stock pursuant to the Agreement (the "Options"), to purchase, at an exercise price of $89.65 per share, 197,048 shares (the "Option Shares") and

    (2) to exercise his right under the Agreement, effective immediately, to obtain a loan from Dart in the amount of $17,665,353.20, for part of the exercise price of the Options.

Together with that letter, Ronald S. Haft tendered to Dart a check payable to Dart in the amount of $197,048 as payment of the par value of the Option Shares; and an executed unsecured promissory note of Ronald S. Haft payable to the order of Dart in the amount of $17,665,353.20, the balance of the exercise price for the Option Shares under the Options.

Dart has rejected the validity of Ronald S. Haft's exercise of the Options and the promissory note tendered in connection therewith. Issuance of the Option Shares has not been recorded in the stock records of Dart, Dart has returned his $197,048 check, and Dart has not issued any stock certificate to Ronald S. Haft for the Option Shares. Dart delivered to Ronald S. Haft a check in the amount of the $985,000 price (plus interest) previously paid by him for the Options, but he returned the check to Dart. These funds are now in an interest bearing escrow account.

On September 12, 1994, Ronald S. Haft filed a lawsuit against Dart (Ronald S. Haft v. Dart Group Corporation, Del. Ch., C.A. No. 13736) (the "Options Lawsuit") in the Delaware Court of Chancery for New Castle County seeking a court order that Dart issue the Option Shares and grant him a loan of $17,665,353.20 to be used as part of the payment for such shares.

Dart has denied the validity of the Options and the Agreement and is contesting the Options Lawsuit. On November 14, 1994, the Court of Chancery entered a Memorandum Opinion denying Ronald S. Haft's motion for summary judgment.

In connection with this proceeding, on September 14, 1994, a Standstill Agreement (the "Standstill Agreement") agreed to on behalf of Dart and Ronald
S. Haft was ordered by the Delaware Court of Chancery. The Standstill Agreement restricts certain actions by Dart until further order of the court. In particular, Dart may not, without further order of the court: (i) change its certificate of incorporation or bylaws; (ii) change the current composition of the Board of Directors of Dart or its subsidiaries; (iii) change the current Haft family officers of Dart or its subsidiaries; (iv) issue any additional

                    TRAK AUTO CORPORATION AND SUBSIDIARIES

               FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994

                             AND JANUARY 30, 1993


securities of Dart or any of its subsidiaries; or (v) take any extraordinary actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart, or (c) the disadvantage of any Class B Common Stockholder of Dart through any debt transaction.

In December 1994, Ronald S. Haft filed a motion for contempt against Dart, Herbert H. Haft, Larry G. Schafran and Bonita A. Wilson, alleging a breach of the Standstill Agreement. In his motion, Ronald S. Haft asserted that the defendants violated the prohibition on the issuance of additional securities of Dart, Trak Auto or Crown Books by approving certain employee stock option grants pursuant to existing stock option plans of the these companies, and by approving a form of employment contract for executives of Dart, Trak Auto and Crown Books that contains a provision for stock option grants. Dart has opposed this motion and moved for a clarification or waiver of the Standstill Agreement with respect to the issuance and exercise of employee stock options that would (i) allow Dart, Trak Auto and Crown Books to grant stock options to its employees, other than members of the Haft family, in a way that complies with the past practice of Dart and (ii) allow Dart, Trak Auto and Crown Books to issue stock pursuant to the exercise of options granted prior to September 14, 1994. A hearing on these matters was held on April 18, 1995 at which the court denied the motion for contempt and issued an order stating that the Standstill Agreement did not enjoin the exercise of stock options granted prior to September 14, 1994, or the issuance of stock options to employees approved by the Board of Directors in December 1994.

In December 1994, the Delaware Court of Chancery granted a motion by the Kahn Derivative Plaintiffs to intervene permissively as defendants in the Options Lawsuit on their own behalf. Subsequently, on January 20, 1995, Ronald S. Haft and the Kahn Derivative Plaintiffs filed a Stipulation and Agreement of Compromise, Settlement, and Release (the "Settlement Agreement"), in which they purported to settle the Options Lawsuit. As part of the putative Settlement Agreement, Ronald S. Haft's exercise of the Options would have been allowed.

Dart filed a brief opposing the Settlement Agreement on March 8, 1995, which brief contained as an exhibit a memorandum (the "Memorandum") responding to the terms of the Settlement Agreement. On March 10, 1995, the Kahn Derivative Plaintiffs withdrew from the putative Settlement Agreement. Trial in the Options Lawsuit is currently scheduled for July 17, 1995.

Pennsy Warehouse Litigation

The Executive Committee of Dart undertook a legal review of the Pennsy Leases, beginning late in the third quarter of the year ended January 31, 1995. By their terms, the Pennsy Leases, which run to 2016, require annual rental payments of $885,000 subject to escalation in 1996 and thereafter based on increases in the Consumer Price Index. The lease terms also require the lessee to pay real estate taxes, insurance, utilities, and maintenance expenses. At the end of the third quarter of the year ended January 31, 1995, Dart reserved

                       TRAK AUTO CORPORATION AND SUBSIDIARIES

               FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994

                                AND JANUARY 30, 1993


$32.3 million for the obligations represented by the Pennsy Leases, which is the present value (discounted at 6%) before estimated future inflation of 4% of the approximately $82.0 million that Dart projects it would be required to expend under the leases over the balance of the term.

As a result of this review, on February 10, 1995, Dart filed a complaint in Circuit Court for Prince George's County, Maryland, alleging, inter alia, breaches of fiduciary duty, waste and other irregularities by certain members of the Haft family and others in connection with the Pennsy Leases, and in particular with the resumption of rental payments for these warehouses in 1991 following the bankruptcy of the prior tenant, Dart Drug Stores, Inc. The complaint seeks rescission of the Pennsy Leases, restitution of approximately $3.4 million of rent paid since 1991 and other monetary damages. See Note 6.

The Executive Committees of Dart, Trak Auto and Crown Books have also undertaken a legal review of other leasing arrangements and real estate related transactions between Dart, the Company or Crown Books, on the one hand, and Haft-owned entities, on the other hand. This review is ongoing and the Executive Committees have not yet determined whether other actions will be taken as a result of this legal review.

Other

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material affect upon the consolidated financial condition and results of operations of the Company.

The Company has recorded expenses of approximately $640,000 and $420,000 during the years ended January 31, 1995 and January 31, 1994, respectively, for legal expenses incurred during these years. These amounts include estimated future expenses likely to be considered necessary to resolve all litigation discussed above.

NOTE 10 - CREDIT AGREEMENTS

The Company has entered into a $10 million revolving credit facility with Dart. The credit facility is intended to be used for the Company's short-term working capital purposes. Any advance under this credit facility bears interest at an annual rate equal to the prime rate as set forth in the "Money Rates" column of the Wall Street Journal, as such rate may change from time to time, plus one percent (1%). Interest must be paid monthly in arrears and the agreement expires May 1, 1996.

Together with Dart and Crown Books, the Company is party to a $6 million revolving credit agreement with a bank. The $6 million is an aggregate amount and not specifically allocated to any of the parties. The line is intended to be used for the issuance of standby and trade letters of credit. This line of credit expires on May 1, 1995.

At January 28, 1995, there were no borrowings under these credit agreements.

                      TRAK AUTO CORPORATION AND SUBSIDIARIES

               FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994
                             AND JANUARY 30, 1993


NOTE 11 - EMPLOYEES' PROFIT-SHARING PLAN

The Company maintains a non-contributory profit-sharing plan for all full-time employees with one year of continuous employment. The Company's annual contribution's to the plan is based on a discretionary percentage of the Company's consolidated net income, as defined in the plan, and as determined by the Board of Directors. Contributions are allocated to individual employees based on each employee's salary in relation to the total salaries of all eligible employees. The Company's contributions were $770,000 and $400,000 in 1995 and 1993, respectively. No contribution was made for fiscal 1994.

NOTE 12 - STOCK OPTION PLAN

Trak Auto Corporation 1993 Stock Option Plan

The Trak Auto Corporation 1993 Stock Option Plan (the "1993 Option Plan") was approved by the shareholders at the June 1993 annual meeting. The 1993 Option Plan is for officers, directors and key employees. The total number of shares that may be issued under the 1993 Option Plan is 1,250,000 and the 1993 Option Plan will terminate June 30, 2003. Based on options outstanding at January 28, 1995 the maximum shares issuable under options exercisable over the next five years are: 71,208 in 1996 and 105,849 in each of 1997, 1998, 1999 and 6,000 in
2000.

Information concerning the 1993 Option Plan:

                                              Number of      Option Price
                                                Options         per Share
                                              -----------     ------------
Outstanding at January 30, 1993                     -              $ -
  Granted                                        120,810            12.50
  Expired                                         (6,120)           12.50
                                                 -------           ------
Outstanding at January 29, 1994                  114,690            12.50
  Granted                                          6,000            14.00
  Exercised                                       (7,078)           12.50
  Expired                                         (7,763)           12.50
                                                 -------           ------
Outstanding at January 28, 1995                  105,849           $14.00
                                                 =======           ======

Options to purchase 36,565 shares were exercisable at January 28, 1995 and 1,137,073 options remained available for grant.

Trak Auto Corporation Stock Option Plan

The Trak Auto Corporation Stock Option Plan (the "Option Plan") has provided for option grants to officers, directors and key employees of the Company and its parent and subsidiaries. Based on the options outstanding, as of January 28, 1995, the maximum shares issuable under options exercisable over the next three years are: 156,271 in 1996, 131,816 in 1997, and 104,749 in 1998. The
Option Plan expired on January 31, 1993 and no new options have been granted after that date.

                       TRAK AUTO CORPORATION AND SUBSIDIARIES

               FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994
                             AND JANUARY 30, 1993


Information concerning the Option Plan:

                                                 Number of     Option Price
                                                  Options       per Share
                                                 ---------   ---------------
Outstanding January 30, 1993                      265,725    $  6.00 - 13.75
  Exercised                                       (13,299)      6.00 - 12.50
  Expired                                         (27,535)      6.00 - 13.75
                                                 --------    ---------------
Outstanding January 29, 1994                      224,891       6.00 - 13.75
  Exercised                                       (53,883)      6.00 - 12.50
  Expired                                         (14,737)      6.00 - 13.75
                                                 --------    ---------------
Outstanding January 28, 1995                      156,271    $  6.00 - 13.75
                                                 ========    ===============


Options to purchase 127,081 shares were exercisable at January 28, 1995. Options expired and outstanding at January 29, 1994 have been restated to reflect a ruling delivered on February 22, 1995, by the federal district court in employment litigation brought by Robert M. Haft against Dart, Crown Books and Trak Auto. The court found, in part, that Robert M. Haft was entitled to exercise certain employee stock options under the Option Plan. As to options that had expired during the pendency of the case, the court extended the time for exercise for a period equal to the period from June 30, 1993 to the expiration date. As to options that had not yet expired, the court extended the exercise date for a period equal to the period from June 30, 1993 until final judgment was entered. Under the Option Plan, Robert M. Haft would be entitled to exercise options for 40,000 Trak Auto shares having exercise prices of $6.60 - $13.75 per share. See Note 9.

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

                       TRAK AUTO CORPORATION AND SUBSIDIARIES

               FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994

                                 AND JANUARY 30, 1993


NOTE 13 - INTERIM FINANCIAL DATA - (UNAUDITED)

Selected interim financial data for the years ended January 28, 1995 and January 29, 1994 are as follows:

                        ---- In Thousands Except Per Share Data -----

QUARTER ENDED:           JANUARY     OCTOBER       JULY       APRIL
                         28, 1995    29, 1994   30, 1994    30, 1994
                        ---------   ---------   ---------   ---------
Sales                   $  82,184   $  88,848   $  89,180   $  88,387
Gross Profit (1)(2)        21,446      21,872      25,338      23,733
Net Income                  2,047       2,198       3,490       2,530
Net Income
  Per Share (3)         $     .33   $     .36   $     .57   $     .42


QUARTER ENDED:           JANUARY     OCTOBER       JULY        MAY
                         29, 1994    30, 1993   31, 1993     1, 1993
                        ---------   ---------   ---------   ---------
Sales                   $  86,209   $  86,352   $  84,354   $  77,883
Gross Profit (1)           19,782      19,509      19,708      20,130
Net Income (Loss)            (613)        267         335          92
Net Income (Loss)
  Per Share (3)         $    (.10)  $     .04   $     .05   $     .01


(1)  After deduction for cost of sales, store occupancy and warehousing.
(2)  After deduction of store closing reserve during the 3rd Quarter.
(3) The sum of these amounts does not equal the annual amount because of changes in the average number of shares outstanding during the year.

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

                II - Valuation and Qualifying Accounts

                   All other schedules are omitted because the required information is inapplicable or it is presented in the consolidated financial statements or related notes.

       3.   Exhibits

    3.1 Certificate of Incorporation of Trak Auto Corporation as amended by Certificate of Amendment dated October 30, 1987 (incorporated by reference to Exhibit 3a to Trak Auto's 1988 Form 10-K).

    3.2 By-laws, amended and restated September 14, 1993 (incorporated by reference to Exhibit 3b to Trak Auto's 1994 Form 10-K).

    10.1 Indemnity Agreement dated March 10, 1983, between Dart Drug Corporation and Trak Auto Corporation (incorporated by reference to Trak Auto's registration statement Form S-1, Reg. No. 2-82430).

    10.2 Lease Agreement dated January 1, 1980 between Oxon Hill Plaza, Inc., Agent and Nominee for Combined Properties Corporation, and Trak Auto Corporation. (incorporated by reference to Trak Auto's registration statement Form S-1, Reg. No. 2-82430).
           (606)

    10.3 License Agreement dated March 4, 1983 between Dart Drug Corporation and Trak Auto Corporation; Addendum to Lease Agreement dated June 1, 1976 between Kaufman Company S. Greenhoot Fischer, Carol B. Fisher and Dart Vienna, Inc.; Lease Agreement dated April 14, 1960. (incorporated by reference to Trak Auto's registration statement Form S-1, Reg. No. 2-82430). (616)

    10.4 Lease Agreement dated May 26, 1981 between Maryland City Plaza, Inc., Agent and Nominee for Combined Properties
           Corporation, and Trak Auto Corporation. (incorporated by reference to Trak Auto's registration statement Form S-1, Reg. No. 2-82430). (623)

    10.5 Lease Agreement dated May 26, 1981 between Bradlick, Inc., Agent and Nominee for Combined Properties Corporation, and Trak Auto Corporation. (incorporated by reference to Trak Auto's registration statement Form S-1, Reg. No. 2- 82430).
           (629)

    10.6 Agreement, dated March 31, 1983, between Dart Drug Corporation and Trak Auto East Corporation (incorporated by reference to Trak Auto's registration statement Form S-1, Reg. No.
           2-82430).

    10.7 Lease Agreement dated April 27, 1984, between Trak Chicago Limited Partnership I and Trak Auto Corporation.
           (incorporated by reference to Trak Auto's registration statement Form S-1, Reg. No. 2-82430).

    10.8 Sublease Agreement dated December 26, 1984, between Dart Group Corporation and Trak Auto Corporation (75th Avenue)
           (incorporated by reference to Exhibit 10(hhhh) to Trak Auto's 1985 Form 10-K).

    10.9 Indemnity Agreement, dated June 9, 1986, by and between Dart Group Corporation and Trak Auto Corporation. (incorporated by reference to Exhibit 10(pppp) to Trak Auto's 1987 Form 10-K).

    10.10 Agreement of Merger dated May 28, 1987 between Trak Auto East Corporation and Trak Auto West, Inc. (incorporated by reference to Exhibit 10 (qqqq) to Trak Auto's 1988 Form 10-K).

    10.11 1988 Trak Auto Corporation Deferred Compensation Plan for Directors, effective January 1, 1988. (incorporated by reference to Exhibit 10(ssss) to Trak Auto's 1988 Form 10-K).

    10.12 Lease Agreement dated January 27, 1989 between Trak Auto Corporation and Combined Properties/Ontario Limited
           Partnership (incorporated by reference to Exhibit 10(tttt) to Trak Auto's 1989 Form 10-K).

    10.13  Lease Agreement dated February 3, 1988 between Trak
           Corporation and Haft/Equities - General (incorporated by reference to Exhibit 10(uuuu) to Trak Auto's 1989 Form 10-K).

    10.14 Lease Agreement dated June 17, 1987 between Trak Auto West, Inc. and Haft/Equities/Rose Hill Limited Partnership
           (incorporated by reference to Exhibit 10(vvvv) to Trak Auto's 1989 Form 10-K). (670)

    10.15 Assignment and Assumption agreement dated December 30, 1989 between Greenway Center Associates Limited Partnership and CM/CP Greenway Center Joint Venture, and lease agreement dated March 13, 1980, between Greenway Center Associates Limited Partnership and Trak Auto Corporation (incorporated by reference to Exhibit 10(wwww) to Trak Auto's 1990 Form 10-K).
           (612)

    10.16 Assignment and Assumption agreement dated December 30, 1989 between Briggs Chaney Associates Limited Partnership and CM/CP Briggs Chaney Plaza Joint Venture, and lease agreement dated June 26, 1981, between Western Development Corporation and Trak Auto Corporation (incorporated by reference to Exhibit 10(xxxx) to Trak Auto's 1990 Form 10- K). (641)

    10.17  Amended Stock Option Plan (incorporated by reference to
           Exhibit 10(yyyy) to Trak Auto's 1990 Form 10-K).

    10.18 Lease Agreement dated May 18, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement date March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Enterprise (incorporated by reference to Exhibit 10(ccccc) to Trak Auto's 1991 Form 10-K)(614).

    10.19 Lease Agreement dated May 18, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement date March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Rolling Valley (incorporated by reference to Exhibit 10 (ddddd) to Trak Auto's 1991 Form 10-K) (630).

    10.20 Lease Agreement dated May 18, 1990 between Combined Properties Limited Partnership and Trak Corporation and Lease Termination Agreement date March 31, 1990 between Combined Properties Limited Partnership, Retail Lease Acquisition Limited Partnership and Trak Corporation re: White Flint (incorporated by reference to Exhibit 10(eeeee) to Trak Auto's 1991 Form 10-K) (632).

    10.21 Lease Agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation re: Aspen Manor (incorporated by reference to Exhibit 10(fffff) to Trak Auto's 1991 Form 10-K) (615).

    10.22 Lease Agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation re: Lee and Harrison (incorporated by reference to Exhibit 10(ggggg) to Trak Auto's 1991 Form 10-K)(633).

    10.23 Lease Agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between CP Acquisition Limited Partnership and Trak Corporation re: Penn Daw
           (incorporated by reference to Exhibit 10(hhhhh) to Trak Auto's 1991 Form 10-K)(642).

    10.24 Lease Agreement dated November 6, 1990 between Combined Properties Limited Partnership and Trak Corporation and Settlement Agreement dated November 6, 1990 between Combined Properties Limited Partnership and Trak Corporation re:
           Fairfax Circle (incorporated by reference to Exhibit 10(iiiii) to Trak Auto's 1991 Form 10-K) (656).

    10.25 Lease Agreement dated March 23, 1990 between Combined Properties/Silver Hill Limited Partnership and Trak Corporation and Termination Agreement dated April 13, 1990 between Combined Properties/Silver Hill Limited Partnership and Trak Corporation re: Silver Hill (incorporated by reference to Exhibit 10 (jjjjj) to Trak Auto's 1991 Form 10-K)(619).

    10.26  Lease Agreement dated November 6, 1990 between
           Haft/Equities-Bladen Limited Partnership and Trak Corporation and Lease Termination Agreement dated November 6, 1990 between Haft/Equities-Bladen Limited Partnership and Trak Corporation re: Bladen Plaza (incorporated by reference to Exhibit
           10(kkkkk) to Trak Auto's 1991 Form 10-K)(662).

    10.27 Lease agreement dated December 23, 1991 between Combined Properties Limited Partnership and Trak Corporation re:
           Manaport Plaza Shopping Center (incorporated by reference to
           Exhibit 10 (lllll) to Trak Auto's 1992 Form 10-K) (607).

    10.28  Amendment of lease dated December 24, 1991 between
           Haft/Equities-Bladen Limited Partnership and Trak Corporation re: Bladen Plaza (incorporated by reference to Exhibit
           10(mmmmm) to Trak Auto's 1992 Form 10-K).  (662)

    10.29 Sublease Agreement dated February 19, 1992 between Crown Books Corporation and Trak Corporation re: Vienna (incorporated by reference to Exhibit 10(nnnnn) to Trak Auto's 1992 Form 10-K)(616).

    10.30 Sublease agreement dated February 12, 1991 between Crown Books Corporation and Trak Corporation re: McLean Shopping Center (incorporated by reference to Exhibit 10(ooooo) to Trak Auto's 1992 Form 10-K) (627).

    10.31 Sublease Agreement dated April 20, 1992 between Dart Group Corporation and Trak Corporation re: Pennsy Drive Whse 3 (incorporated by reference to Exhibit 10(ppppp) to Trak Auto's 1992 Form 10-K).

    10.32 Amendment of lease dated December 11, 1992 between Combined Properties Limited Partnership and Super Trak Corporation re:
           Oxon Hill (incorporated by reference to Exhibit 10(qqqqq) to Trak Auto's 1993 Form 10-K). (606)

    10.33  Amendment of lease dated December 1, 1992 between
           Haft/Equities-Bladen Limited Partnership and Super Trak Corporation re: Bladen Plaza (incorporated by reference to
           Exhibit 10(rrrrr) to Trak Auto's 1993 Form 10-K).  (662)

    10.34 Amendment of lease dated January 8, 1993 between Retail Lease Acquisition Limited Partnership and Trak Corporation re:
           Chantilly Plaza (incorporated by reference to Exhibit
           10(sssss) to Trak Auto's 1992 Form 10-K).  (609)

    10.35 Trak Auto Corporation 1993 Stock Option Plan (incorporated by reference to Trak Auto's registration statement Form S-8, Reg. No. 33-53389).

    10.36 Amendment of lease dated February 4, 1993 between Retail Lease Acquisition Limited Partnership and Super Trak re: College Plaza (incorporated by reference to Exhibit 10(wwwww) to Trak Auto's 1994 Form 10-K). (610)

    10.37 Amendment of lease dated September 13, 1993 between Combined Properties Limited Partnership and Super Trak Corporation re:
           Fair City Mall (incorporated by reference to Exhibit 10(xxxxx) to Trak Auto's 1994 Form 10-K). (605)

    10.38 Amendment of lease dated September 13, 1993 between Combined Properties Limited Partnership and Super Trak Corporation re:
           Maryland City (incorporated by reference to Exhibit 10(yyyyy) to Trak Auto's 1994 Form 10-K). (623)

    10.39 Second Amendment of lease dated March 31, 1994 between Combined Properties Limited Partnership and Super Trak Corporation re: Oxon Hill (incorporated by reference to Exhibit 10 (zzzzz) to Trak Auto's 1994 Form 10-K) (606).

    10.40 Third Amendment of lease dated March 31, 1994 between Combined Properties/Montebello Limited Partnership and Trak Auto West, Inc. Re: Montebello (incorporated by reference to Exhibit 10(B) to Trak Auto's 1994 Form 10-K). (197)

    10.41 Lease Agreement dated September 29, 1993 between Combined Properties/Reseda Associates Limited Partnership and Super Trak Corporation re: Reseda (incorporated by reference to
           Exhibit 10(c)  to Trak Auto's 1994 Form 10-K).  (193)

    10.42 Amendment of lease dated June 30, 1994 between Combined Properties Limited Partnership and Super Trak Corporation re:
           Bradlick (629).

    10.43  Employment Agreement with R. Keith Green dated January 25,
           1995.

    10.44 Tax Allocation Agreement dated December 27, 1994 between Dart Group Corporation and Trak Auto Corporation.

    10.45 Loan Agreement dated February 6, 1995 between Dart Group Corporation and Trak Auto Corporation. (incorporated by reference to Exhibit 99(a) (16) to Amendment No. 2 to the Trak Auto Corporation Statement on Schedule 13E-4/A, Commission File No. 5-34497, filed with the Commission on February 6, 1995.

    10.46 Employment Agreement between Trak Auto and Robert Brann dated as of January 24, 1995.

    10.47 Employment Agreement between Trak Auto and Thomas Reilly dated as of January 24, 1995.

    10.48 Employment Agreement between Trak Auto and David MacGlashan dated as of January 24, 1995.

    10.49 Standstill Agreement executed on behalf of Dart Group Corporation and Ronald S. Haft and ordered on September 14, 1994 by the Court in Ronald S. Haft v. Dart Group Corporation, Del. Ch. 13736 (filed September 12, 1994) (incorporated by reference to Exhibit 99(b) to the Current Report of Trak Auto on Form 8-K of September 6, 1994 and filed on September 14, 1994).

    11     Statement on Computation of Per Share Net Income.

    21     Subsidiaries of Trak Auto

    23     Consent of Independent Public Accountants

    27     Financial Statement Schedules

  (b)  Reports on Form 8-K

       During the fourth quarter of fiscal year end January 28, 1995, Trak Auto filed four Current Reports on Form 8-K.

                 1. Trak Auto filed a Current Report on Form 8-K on November 16, 1994 reporting that the Court of Chancery of the State of Delaware entered a Memorandum Opinion denying plaintiff Ronald S. Haft's motion for a summary judgement in Ronald S. Haft v. Dart Group Corporation, Del. Ch. C.A. No. 13736 (filed September 12, 1994).


                   2. Trak Auto filed a Current Report on Form 8-K on December 22, 1994 reporting the death of H. Ridgely Bullock, Chairman of Trak Auto's Executive Committee.

                   3. Trak Auto filed a Current Report on Form 8-K on January 3, 1995 reporting Ronald S. Haft's proposed settlement of his pending lawsuit against Dart Group Corporation and Dart's rejection of that settlement.

                   4. Trak Auto filed a Current Report on Form 8-K on January 10, 1995 reporting; first, that plaintiffs in the shareholder derivative action, Alan R. Kahn and The Tudor Trust v. Herbert H. Haft, et al.. C.A. No. 13154 (Del.), filed a motion for the appointment of a temporary custodian to manage the affairs of Dart Group Corporation or a receiver to sell it or oversee a recapitalization thereof and Dart's opposition thereto; second, that Larry G. Schafran had been elected to serve as Chairman of Trak Auto's Executive Committee.


     Since the fiscal year ended January 28, 1995, the Company has also filed the following two Current Reports on Form 8-K.

                   1. Trak Auto filed a Current Report on Form 8-K on March 1, 1995, reporting the February 22, 1995, opinion of the Federal District Court in Robert M. Haft v. Dart Group Corporation, et al., D. Del. Civil Action No. 93-384-SLR.

                   2. Trak Auto filed a Current Report on Form 8-K on March 13, 1995, reporting (1) the response of the Executive Committee to the settlement agreement proposed by Ronald S. Haft and defendants-intervenors Alan R. Kahn and the Tudor Trust in Ronald S. Haft v. Dart Group Corporation, Del. Ch., C.A. No. 13736; and (2) the defendants-intervenors' withdrawal from such proposed settlement on March 10, 1995.

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

TO TRAK AUTO CORPORATION:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Trak Auto Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated April 27, 1995. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the accompanying index (Item 14A2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                              ARTHUR ANDERSEN LLP

Washington, D.C.
April 27, 1995.

                                  SCHEDULE II


                       TRAK AUTO CORPORATION AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS


                          BALANCE                     AMOUNTS       BALANCE
                         BEGINNING                    PAID OR      AT END OF
    DESCRIPTION          OF PERIOD     ADDITIONS      REVERSED      PERIOD
    -----------          ---------     ---------      --------     ---------


                               AS OF JANUARY 28, 1995
                               ----------------------
 Reserve for
   closed stores
   including
   restructuring
   charge               $ 7,797,000  $ 1,580,000   $ 2,432,000   $ 6,945,000
 Obsolete inventory         310,000        -            95,000       215,000
 LIFO Reserve             5,520,000      350,000         -         5,870,000


                               AS OF JANUARY 29, 1994
                               ----------------------
 Reserve for
   closed stores
   including
   restructuring
   charge               $10,360,000  $     -       $ 2,563,000   $ 7,797,000
 Obsolete inventory         854,000        -           544,000       310,000
 LIFO Reserve             5,422,000       98,000         -         5,520,000


                                 AS OF JANUARY 30, 1993
                                 ----------------------
 Reserve for
   closed stores
   including
   restructuring
   charge               $ 4,367,000  $ 8,232,000   $ 2,239,000   $10,360,000
 Obsolete inventory       1,134,000      550,000       830,000       854,000
 LIFO Reserve             5,388,000       34,000         -         5,422,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRAK AUTO CORPORATION


 Date: April 28, 1995              By: R. Keith Green
       ------------------------        ---------------------------------
                                   R. Keith Green
                                   Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date: April 28, 1995              R. Keith Green
       ------------------------    --------------------------------
                                   R. Keith Green
                                   Director and President

 Date: April 28, 1995              Herbert H. Haft
       ------------------------    --------------------------------
                                   Herbert H. Haft
                                   Chairman of the Board of
                                   Directors

 Date: April 28, 1995              Ronald S. Haft
       ------------------------    --------------------------------
                                   Ronald S. Haft
                                   Director

 Date: April 28, 1995              Bonita Wilson
       ------------------------    --------------------------------
                                   Bonita Wilson
                                   Director

 Date: April 28, 1995              Douglas Bregman
       ------------------------    --------------------------------
                                   Douglas Bregman
                                   Director

 Date: April 28, 1995              Larry G. Schafran
       ------------------------    ---------------------------------
                                   Larry G. Schafran
                                   Director

 Date: April 28, 1995              Robert A. Marmon
       ------------------------    --------------------------------
                                   Robert A. Marmon
                                   Principal Financial Officer

 Date: April 28, 1995              David B. MacGlashan
       ------------------------    --------------------------------
                                   David B. MacGlashan
                                   Principal Accounting Officer

                         TRAK AUTO CORPORATION


                             Exhibit Index

Exhibit                                                                      Page
Number                                                                      Number
- -------                                                                     ------
10.42                     Amendment of lease dated June 30, 1994
                          between Combined Properties Limited
                          Partnership and Super Trak Corporation:
                          Bradlick re: (629).

10.43 Employment Agreement with R. Keith Green dated January 25, 1995.

10.44                     Tax Allocation Agreement dated December 27,
                          1994 between Dart Group Corporation and
                          Trak Auto Corporation.

10.46                     Employment Agreement between Trak Auto and
                          Robert Brann dated as of January 24, 1995.

10.47                     Employment Agreement between Trak Auto
                          and Thomas Reilly dated as of January 24, 1995.

10.48                     Employment Agreement between Trak Auto
                          and David MacGlashan dated as of January 24, 1995.

11                        Statement on Computation of Per Share
                          Net Income.

21                        Subsidiaries of Trak Auto

23                        Consent of Independent Public Accountants

27                        Financial Statement Schedules