Form 10-K/A
period 1995-01-28
TRAK AUTO CORP
filed 1995-05-30
CIK 716438

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                              (AMENDMENT NO. 1)
(Mark One)
(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended January 28, 1995
         ----------------

( ) Transition report pursuant to Section 13 or 15(d) if the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ________ to ________

Commission file number 0-12202
                       -------

                             TRAK AUTO CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         52-1281465
- ----------------------------------------            ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

3300 75th Avenue, Landover, Maryland                           20785
- ----------------------------------------            ----------------------------
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code      (301) 731-1200
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:          NONE
                                                                ----------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.01 Per Share
- --------------------------------------------------------------------------------
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

                      DOCUMENTS INCORPORATED BY REFERENCE

1995 Information Statement ...........  Part III Items 10-13.

The exhibit index begins at page 4 of this Amendment No. 1.

This Amendment No. 1 amends the registrant's Annual Report on Form 10-K (the "Form 10-K") for the year ended January 28, 1995, which was filed on May 1, 1995. All capitalized terms not otherwise defined herein shall have the meanings assigned to such terms in the Form 10-K.

The first sentence under Part III of the Form 10-K is hereby deleted and replaced in its entirety with the following:

         The following Items 10 through 13 are incorporated herein by reference to the Company's definitive Information Statement to be filed with the Commission pursuant to Regulation 14C.

Item 14(a)(3) of the Form 10-K is hereby amended and supplemented by adding the following immediately after exhibit "23 - Consent of Independent Public Accountant":

         23.1      Consent of Independent Public Accountants

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             TRAK AUTO CORPORATION

Date:    May 30, 1995                               By:      R. Keith Green
         -----------------                                   --------------------------------
                                                             R. Keith Green
                                                             Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    May 30, 1995                                       R. Keith Green
         ----------------                                   --------------------------------
                                                            R. Keith Green
                                                            Director and President

Date:    May 30, 1995                                       Herbert H. Haft
         ----------------                                   ---------------------------------
                                                            Herbert H. Haft
                                                            Chairman of the Board of
                                                            Directors

Date:    May 30, 1995                                       Ronald S. Haft
         -----------------                                  ----------------------------------
                                                            Ronald S. Haft
                                                            Director

Date:    May 30, 1995                                       Bonita Wilson
         ----------------                                   -----------------------------------
                                                            Bonita Wilson
                                                            Director

Date:    May 30, 1995                                       Douglas Bregman
         ----------------                                   -----------------------------------
                                                            Douglas Bregman
                                                            Director

Date:    May 30, 1995                                       Larry G. Schafran
         ----------------                                   -----------------------------------
                                                            Larry G. Schafran
                                                            Director

Date:    May 30, 1995                                       Robert A. Marmon
         ----------------                                   ------------------------------------
                                                            Robert A. Marmon
                                                            Principal Financial Officer

Date:    May 30, 1995                                       David B. MacGlashan
         ----------------                                   -----------------------------------
                                                            David B. MacGlashan
                                                            Principal Accounting Officer

                             TRAK AUTO CORPORATION


                                 Exhibit Index



         Exhibit No.      Description


         23.1             Consent of Independent Public Accountants