Form 10-Q
period 1995-04-29
TRAK AUTO CORP
filed 1995-06-13
CIK 716438

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   April 29, 1995
                                                        ----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from __________ to
    ___________

Commission file number 0-12202
                       -------

                            TRAK AUTO CORPORATION
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                             52-1281465
  ---------------------------------------------   -------------------
  (State or other jurisdiction of incorporation    (I.R.S. Employer
                 or organization)                 Identification No.)


                  3300 75th Avenue, Landover, Maryland, 20785
           -------------------------------------------------------
                    (Address of principal executive office)
                                   (Zip Code)

                                 (301) 731-1200
           -------------------------------------------------------
            (Registrant's telephone number, including area code)

           -------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report

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

At June 12, 1995, the registrant had 6,332,249 shares of Common Stock, $.01 par value per share, outstanding.

                              Page 1 of 15 pages

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

    Certain consolidated financial statements included herein have been prepared by Trak Auto Corporation ("Trak Auto"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Trak Auto believes that the disclosures are adequate to make the information presented not misleading.

    It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Trak Auto's report on Form 10-K for the fiscal year ended January 28, 1995.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                  Thirteen Weeks Ended
                                               --------------------------
                                                April 29,      April 30,
                                                   1995          1994
                                               ------------  ------------
Sales                                          $ 79,611,000  $ 88,387,000
Interest and other income                           455,000       267,000
                                               ------------  ------------
                                                 80,066,000    88,654,000
                                               ------------  ------------

Expenses:
  Cost of sales, store occupancy and
    warehousing                                  59,124,000    64,654,000
  Selling and administrative                     16,935,000    17,495,000
  Depreciation and amortization                   1,343,000     1,623,000
  Interest expense                                  895,000       881,000
                                               ------------  ------------
                                                 78,297,000    84,653,000
                                               ------------  ------------

Income before income taxes                        1,769,000     4,001,000
Income taxes                                        653,000     1,471,000
                                               ------------  ------------
Net Income                                     $  1,116,000  $  2,530,000
                                               ============  ============


Weighted average common shares and
  common share equivalents outstanding            6,038,000     6,086,000
                                               ============  ============


Net Income per share                           $        .18   $       .42
                                               ============   ===========


The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                               (Unaudited)    (Audited)
                                                April 29,     January 28,
                                                  1995          1995
                                               ------------  ------------
Current Assets:
  Cash                                         $  4,354,000  $  5,196,000
  Short-term instruments                          6,590,000    18,938,000
  Marketable debt securities                     10,291,000    10,133,000
  Accounts receivable, trade                      5,549,000     5,330,000
  Merchandise inventories                        99,455,000    89,797,000
  Deferred income taxes                           6,553,000     6,842,000
  Other current assets                              354,000     1,070,000
                                               ------------  ------------
    Total Current Assets                        133,146,000   137,306,000
                                               ------------  ------------

Property and Equipment, at cost:
  Furniture, fixtures and equipment              50,626,000    49,008,000
  Leasehold improvements                          9,503,000     9,185,000
  Property under capital leases                  23,667,000    23,667,000
                                               ------------  ------------
                                                 83,796,000    81,860,000
Accumulated Depreciation
  and Amortization                               39,046,000    37,638,000
                                               ------------  ------------
                                                 44,750,000    44,222,000
                                               ------------  ------------

Other Assets                                        232,000       247,000
                                               ------------  ------------

Deferred Income Taxes                             5,931,000     5,874,000
                                               ------------  ------------

Total Assets                                   $184,059,000  $187,649,000
                                               ============  ============



The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                               (Unaudited)    (Audited)
                                                April 29,    January 28,
                                                  1995          1995
                                               ------------  ------------
Current Liabilities:
  Accounts payable, trade                      $ 49,741,000  $ 50,403,000
  Income taxes payable                              861,000       393,000
  Accrued expenses -
    Salary and benefits                           8,876,000    10,054,000
    Taxes other than income                       5,242,000     5,053,000
    Other                                        12,455,000     8,944,000
  Current portion of obligations under
    capital leases                                  204,000       261,000
  Due to affiliate                                  526,000       185,000
                                               ------------  ------------
    Total Current Liabilities                    77,905,000    75,293,000
                                               ------------  ------------

Obligations Under Capital Leases                 26,606,000    26,541,000
                                               ------------  ------------
Reserve for Closed Stores and
  Restructuring                                   4,473,000     5,029,000
                                               ------------  ------------
Other                                               194,000       227,000
                                               ------------  ------------
    Total Liabilities                           109,178,000   107,090,000
                                               ------------  ------------


Stockholders' Equity:
  Common stock, par value $.01 per
    share; 15,000,000 shares authorized;
    6,331,458 and 6,271,630 shares issued,
    respectively                                     63,000        63,000
  Paid-in capital                                45,206,000    45,206,000
  Unrealized losses on short-term
    investments                                     (22,000)     (110,000)
  Retained earnings                              38,332,000    37,216,000
  Treasury stock, 528,190 and 217,812 shares
    of common stock, at cost, respectively       (8,698,000)   (1,816,000)
                                               ------------  ------------
    Total Stockholders' Equity                   74,881,000    80,559,000
                                               ------------  ------------
Total Liabilities and Stockholders'
  Equity                                       $184,059,000  $187,649,000
                                               ============  ============


The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                  Thirteen Weeks Ended
                                               ----------------------------
                                                April 29,        April 30,
                                                   1995            1994
                                               ------------    ------------
Cash Flows from Operating Activities:
  Net income                                   $  1,116,000    $  2,530,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                 1,343,000       1,623,000
    Change in assets and liabilities:
      Accounts receivable, trade                   (279,000)      1,124,000
      Accounts receivable, other                     25,000         345,000
      Merchandise inventories                    (9,658,000)      1,945,000
      Due from affiliate                              -              20,000
      Other current assets                          716,000         (17,000)
      Deferred income taxes                         197,000        (495,000)
      Other assets                                   15,000         (12,000)
      Accounts payable, trade                      (662,000)     (6,676,000)
      Accrued expenses                            2,587,000       2,794,000
      Due to affiliate                              341,000         160,000
      Income taxes payable                          468,000       1,827,000
      Reserve for closed stores                    (524,000)        (88,000)
                                               ------------    ------------
        Net cash provided by (used for)
          operating activities                 $ (4,315,000)   $  5,080,000
                                               ------------    ------------

 Cash Flows from Investing Activities:
   Capital expenditures                        $ (1,936,000)   $ (1,903,000)
   Purchase of United States Treasury
     Notes                                            -         (14,249,000)
   Sale of United States Treasury
     Notes                                            -          11,454,000
   Purchase of corporate notes                        -               -
   Purchase of municipal securities                   -          (1,297,000)
   Sale of municipal securities                       -             500,000
                                               ------------    ------------
     Net cash used for
       investing activities                    $ (1,936,000)   $( 5,495,000)
                                               ------------    ------------

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

                                                   Thirteen Weeks Ended
                                               ----------------------------
                                                  April 29,       April 30,
                                                    1995            1994
                                               ------------    ------------
Cash Flows from Financing Activities:
  Principal payments under capital
    lease obligations                          $    (57,000)   $    (53,000)
  Acquisition of treasury shares                 (6,882,000)           -
  Proceeds from exercise of stock
    options                                           -              10,000
                                               ------------    ------------
     Net cash used for
       financing activities                    $ (6,939,000)   $    (43,000)
                                               ------------    ------------

Net Decrease in Cash and
  Equivalents                                  $(13,190,000)   $   (458,000)

Cash and Equivalents at
  Beginning of Year                              24,134,000      16,318,000
Cash and Equivalents at                        ------------    ------------
  End of Quarter                               $ 10,944,000    $ 15,860,000
                                               ============    ============

Supplemental Disclosures of Cash Flow
Information:

Cash paid during quarter for:
  Interest                                     $    895,000    $    881,000
  Income taxes                                        8,000          51,000

The accompanying notes are an integral part of these statements.

                    TRAK AUTO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      APRIL 29, 1995 AND APRIL 30, 1994

                                 (Unaudited)

(1)  General:

    The accompanying consolidated financial statements reflect the accounts of Trak Auto Corporation ("Trak Auto") and its wholly-owned subsidiaries. Trak Auto and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail stores. The unaudited statements as of April 29, 1995 and April 30, 1994 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of April 29, 1995 and April 30, 1994 and the results of operations and cash flows for the periods indicated.

    The results of operations for the quarter ended April 29, 1995 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

(3)  Interim Inventory Estimates:

    The Company's inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At April 29, 1995 and January 28, 1995, inventories determined on a first-in, first-out basis would have been greater by $6,141,000 and $5,870,000, respectively.

    The Company takes a physical count of its store inventories semiannually and the Company uses a gross profit method combined with available perpetual inventory information to determine inventories for quarters when complete physical counts are not taken. The Company did not take a physical inventory for the quarter ended April 29, 1995.

                    TRAK AUTO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      APRIL 29, 1995 AND APRIL 30, 1994

                                 (Unaudited)




(4)   Short-term Instruments and Marketable Debt Securities:

       The Company's short-term instruments included United States Treasury Bills and money market funds. Marketable debt securities included United States Treasury Notes, corporate notes and municipal securities.

       The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective January 30, 1994.

       Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At April 29, 1995, market value was $22,000 less than cost, net of income taxes. At April 29, 1995, the Company had no investments that qualified as trading or held to maturity.

       The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities sold is based on the specific identification method.

(5)  Credit Agreements:

       The Company has entered into a $10 million revolving credit facility with Dart Group Corporation ("Dart"), which owns 68.3% of the Company's common stock. The credit facility is intended to be used for the Company's short-term working capital purposes. Any advance under this credit facility bears interest at an annual rate equal to the prime rate as set forth in the "Money Rates" column of the Wall Street Journal, as such rate may change from time to time, plus one percent (1%). Interest must be paid monthly in arrears and the agreement expires May 1, 1996.

                    TRAK AUTO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      APRIL 29, 1995 AND APRIL 30, 1994

                                 (Unaudited)



(5)  Credit Agreements, (Continued):

       Together with Dart and Crown Books Corporation (an affiliate of Dart), the Company is party to a $6 million revolving credit agreement with a bank. The $6 million is an aggregate amount and not specifically allocated to any of the parties. The line is intended to be used for the issuance of standby and trade letters of credit. This line of credit expires on July 1, 1995.

       At April 29, 1995, there were no borrowings under these credit agreements.

(6)  Tender Offer:

       On December 21, 1994, Trak Auto offered to buy back from its shareholders approximately 24% of its outstanding Common Stock, or 1,500,000 shares, at a price of $17.50 per share. On February 6, 1995, Trak Auto amended the offer by increasing the purchase price to $20.50 per share, and made certain other changes. When the offer expired on February 28, 1995, Trak Auto had repurchased approximately 310,000 shares for a total consideration of $6,363,000 plus expenses of approximately $520,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, decreased by $13,190,000 to $10,944,000 at April 29, 1995 from $24,134,000 at January 28, 1995. This decrease was due primarily to the repurchase of outstanding Common Stock and payments for increased merchandise inventory.

    Operating activities used $4,315,000 of the Company's funds during the thirteen weeks ended April 29, 1995 compared to providing $5,080,000 for the same period one year ago. The primary use of funds during the thirteen weeks ended April 29, 1995 was for payments for increased merchandise inventory and was partially offset by operating results.

    Investing activities used $1,936,000 of the Company's funds during the thirteen weeks ended April 29, 1995 compared to $ 5,495,000 for the thirteen weeks April 30, 1994. The primary use of funds during the thirteen weeks ended April 29, 1995 was for capital expenditures for new Super Trak stores. The Company's position in marketable debt securities remained nearly the same during the thirteen weeks ended April 29, 1995.

    Financing activities used $6,939,000 of the Company's funds primarily for the repurchase of outstanding shares of its Common Stock (see note 6 to the Consolidated Financial Statements).

    The Company anticipates that the funds necessary for capital expenditures for new store openings and remodelings, inventory purchases for new stores, and to meet the Company's long-term lease obligations and current liabilities (including current and long-term closed store reserves and restructuring reserves) will come from operations and existing current assets. The Company intends to open new stores as Super Trak or Super Trak Warehouse stores and to convert or expand existing stores to Super Trak or Super Trak Warehouse stores. The Company anticipates approximately 54 Super Trak or Super Trak Warehouse stores will be opened or converted from classic stores in fiscal 1996 and anticipates closing approximately 17 classic stores. At April 29, 1995, the Company had 116 Super Trak and Super Trak Warehouse stores and nine signed leases for new Super Trak or Super Trak Warehouse stores and one signed amendment to an existing lease for expansion to a Super Trak store.

    The Company has a $6,000,000 revolving line of credit available that it shares with Dart and Crown Books. In addition, the Company has entered into an agreement with Dart for a $10,000,000 revolving line of credit. This line is intended to be used for the Company's short-term working capital needs. The Company has not borrowed any funds against these lines of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Liquidity and Capital Resources, Continued

    The liquid assets maintained by the Company are intended to fund the expansion of the Company's retail business through opening stores in new markets, converting classic stores to Super Trak stores, and opening additional stores in existing markets, and to fund other corporate activities.

Results of Operations

    During the thirteen weeks ended April 29, 1995, the Company opened two new Super Trak stores and one new Super Trak Warehouse store, and closed 13 classic Trak stores. At April 29, 1995, the Company had 272 stores, including 108 Super Trak stores and 8 Super Trak Warehouse stores.

    Sales of $79,611,000 during the thirteen weeks ended April 29, 1995 decreased by $8,776,000 or 9.9% over the same period one year ago. The decrease was primarily attributable to the mild winter in the Chicago and Washington, D.C. metropolitan areas, the continuing rains and floods in the Los Angeles area and to a net decrease in the number of stores. Comparable sales (stores open more than one year) decreased 8.0% for the thirteen weeks ended April 29, 1995. Sales for comparable Super Trak Stores decreased 6.7% and sales for comparable classic Trak stores decreased 9.0%. Sales for Super Trak stores represented 52.8% of total sales during the thirteen weeks ended April 29, 1995 compared to 36.1% for the thirteen weeks ended April 30, 1994.

    Interest and other income increased by $188,000 when compared to the prior year, largely due to an increase in the average balance in funds available for short-term investment and to higher interest rates.

    Cost of sales, store occupancy and warehousing expenses as a percentage of sales was 74.3% for the thirteen weeks ended April 29, 1995 compared to 73.2% for the same period in the prior year. The increase was primarily due to increased occupancy costs as a percentage of sales (although the dollars spent for such costs remained approximately the same) and reduced advertising credits from automotive vendors. These increases were partially offset by increased store margins as a result of a continuing favorable change in sales mix.

    Selling and administrative expenses were 21.3% and 19.8% as a percentage of sales for the thirteen weeks ended April 29, 1995 and April 30, 1994, respectively. The increase was due primarily to increased payroll costs, as a percentage of sales (actual payroll dollars remained virtually the same as last year) and to costs associated with the continuing shareholder

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)


Results of Operations,  Continued

litigation and executive committee activity.

       Depreciation and amortization expenses decreased $280,000 for the thirteen weeks ended April 29, 1995 compared to the same period one year ago. The decrease was due to store closing and to the point-of-sale register systems being fully depreciated.

       The effective income tax rate was 36.9.% for the thirteen weeks ended April 29, 1995 compared to 36.8% for the thirteen weeks ended April 30, 1994.

       The Company is required to adopt the Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), Accounting by Creditors for Impairment of a Loan. Implementation of the standard is not expected to have a significant impact on the financial statements.

       The Company is required to adopt SFAS No. 121, Accounting for Long Lived Assets, no later than its fiscal year ending January 25, 1997. The Company has not determined the impact of this recently issued accounting standard on the Company's consolidated financial statements.

                     PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

       There are no material legal proceedings pending against Trak Auto other than such proceedings described in its Annual Report on Form 10-K for the year ended January 28, 1995 (the "Annual Report"). There have been no material developments in any legal proceeding reported in the Annual Report.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits  None

         (b)  Reports on Form 8-K


       Trak Auto Corporation filed two Current Reports on Form 8-K during the quarter ended April 29, 1995.

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



                                         TRAK AUTO CORPORATION



Date      June  13,  1995            By       R. Keith Green
      ------------------------          ----------------------------
                                              R. KEITH GREEN
                                                President



Date      June  13,  1995                     Robert A. Marmon
      ------------------------          ------------------------------
                                              ROBERT A. MARMON
                                          Principal Financial Officer



Date      June  13,  1995                   David B. MacGlashan
      ------------------------          ----------------------------
                                            DAVID B. MACGLASHAN
                                        Principal Accounting Officer