Form 10-Q
period 1995-07-29
TRAK AUTO CORP
filed 1995-09-12
CIK 716438

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   July 29, 1995
                                                          -------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from            to
                                                        ----------    ----------

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

At September 11, 1995, the registrant had 5,832,197 shares of Common Stock, $.01 par value per share, outstanding.

                               Page 1 of 17 pages

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                         Thirteen Weeks Ended       Twenty-Six Weeks Ended
                     --------------------------  --------------------------
                        July 29,     July 30,      July 29,      July 30,
                         1995          1994          1995          1994
                     ------------  ------------  ------------  ------------
Sales                $ 86,407,000  $ 89,180,000  $166,018,000  $177,567,000
Interest and other
  income                  710,000       452,000     1,165,000       719,000
                     ------------  ------------  ------------  ------------
                       87,117,000    89,632,000   167,183,000   178,286,000
                     ------------  ------------  ------------  ------------
Expenses:
  Cost of sales,
    store occupancy
    and warehousing    63,687,000    63,842,000   122,811,000   128,496,000
  Selling and
    administrative     16,673,000    17,523,000    33,608,000    35,018,000
  Depreciation and
    amortization        1,291,000     1,857,000     2,634,000     3,480,000
  Interest expense        901,000       893,000     1,796,000     1,774,000
                     ------------  ------------  ------------  ------------
                       82,552,000    84,115,000   160,849,000   168,768,000
                     ------------  ------------  ------------  ------------
Income before
  income taxes          4,565,000     5,517,000     6,334,000     9,518,000
Income taxes            1,672,000     2,027,000     2,325,000     3,498,000
                     ------------  ------------  ------------  ------------
Net income           $  2,893,000  $  3,490,000  $  4,009,000  $  6,020,000
                     ============  ============  ============  ============

Weighted average
  common shares and
  common share
  equivalents
  outstanding           5,892,000     6,109,000     5,971,000     6,097,000
                     ============  ============  ============  ============


Net income per share $     .49     $     .57     $      .67    $     .99
                     ============  ============  ============  ============

The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                               (Unaudited)      (Audited)
                                                July 29,       January 28,
                                                  1995            1995
                                              ------------   -------------
Current Assets:
  Cash                                        $  9,232,000   $  5,196,000
  Short-term instruments                        10,840,000     18,938,000
  Marketable debt securities                    10,217,000     10,133,000
  Accounts receivable, trade                     5,031,000      5,330,000
  Merchandise inventories                       93,940,000     89,797,000
  Deferred income taxes                          6,285,000      6,842,000
  Other current assets                           1,128,000      1,070,000
                                              ------------   ------------
    Total Current Assets                       136,673,000    137,306,000
                                              ------------   ------------

Property and Equipment at cost:
  Furniture, fixtures and equipment             51,135,000     49,008,000
  Leasehold improvements                         9,475,000      9,185,000
  Property under capital leases                 23,667,000     23,667,000
                                              ------------   ------------
                                                84,277,000     81,860,000
Accumulated Depreciation
  and Amortization                              39,667,000     37,638,000
                                              ------------   ------------
                                                44,610,000     44,222,000
                                              ------------   ------------

Other Assets                                       220,000        247,000
                                              ------------   ------------

Deferred Income Taxes                            5,987,000      5,874,000
                                              ------------   ------------

Total Assets                                  $187,490,000   $187,649,000
                                              ============   ============


The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                               (Unaudited)      (Audited)
                                                 July 29,      January 28,
                                                   1995            1995
                                              ------------    ------------
Current Liabilities:
  Accounts payable, trade                     $ 46,840,000    $ 50,403,000
  Income taxes payable                           3,349,000         393,000
  Accrued expenses -
    Salary and benefits                         10,968,000      10,054,000
    Taxes other than income                      8,451,000       5,053,000
    Other                                        8,694,000       8,944,000
  Current portion of obligations
    under capital leases                           148,000         261,000
  Due to affiliate                                 685,000         185,000
                                              ------------    ------------
  Total Current Liabilities                     79,135,000      75,293,000
                                              ------------    ------------

Obligations under Capital Leases                26,672,000      26,541,000
                                              ------------    ------------
Reserve for Closed Stores
  and Restructuring                              3,414,000       5,029,000
                                              ------------    ------------
Other                                              161,000         227,000
                                              ------------    ------------
Total Liabilities                              109,382,000     107,090,000
                                              ------------    ------------

Stockholders' Equity:
  Common stock, par value $.01 per
    share; 15,000,000 shares authorized;
    6,359,544 and 6,331,458 shares
    issued, respectively                            64,000          63,000
  Paid-in capital                               45,511,000      45,206,000
  Unrealized gain (loss) on short-term
    investments                                     28,000        (110,000)
  Retained earnings                             41,225,000      37,216,000
  Treasury stock 528,190 and 217,812
    shares of common stock, at cost,
    respectively                                (8,720,000)     (1,816,000)
                                              ------------    ------------
  Total Stockholders' Equity                    78,108,000      80,559,000
                                              ------------    ------------

Total Liabilities and Stockholders'
  Equity                                      $187,490,000    $187,649,000
                                              ============    ============


The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                  Twenty Six Weeks Ended
                                               ---------------------------
                                                 July 29,       July 30,
                                                   1995          1994
                                               ------------   ------------
Cash Flows from Operating Activities:
  Net income                                   $  4,009,000   $  6,020,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                 2,634,000      3,480,000
    Change in assets and liabilities:
      Accounts receivable                           359,000      2,190,000
      Merchandise inventories                    (4,485,000)     7,822,000
      Due from affiliate                              -             20,000
      Other current assets                          (58,000)       381,000
      Deferred income taxes                         388,000       (651,000)
      Accounts payable, trade                    (3,563,000)    (7,859,000)
      Accrued expenses                            4,239,000      1,186,000
      Due to affiliate                              490,000        161,000
      Income taxes payable                        2,956,000      1,254,000
      Other assets                                   27,000        (84,000)
      Reserve for closed facilities              (1,490,000)      (872,000)
                                               ------------   ------------
        Net cash provided by
          operating activities                 $  5,506,000   $ 13,048,000
                                               ------------   ------------

Cash Flows from Investing Activities:
  Capital expenditures                         $ (2,861,000)  $ (3,320,000)
  Purchase of United States Treasury
    Notes                                             -        (26,498,000)
  Disposition of United States
    Treasury Notes                                    -         21,545,000
  Disposition of marketable debt securities          50,000      2,340,000
  Purchase of marketable debt securities              -         (2,297,000)
  Proceeds from reverse repurchase agreements         -          3,683,000
                                               ------------   ------------
        Net cash used for investing
          activities                           $ (2,811,000)  $ (4,547,000)
                                               ------------   ------------

Cash Flows from Financing Activities:
  Principal payments under capital
    lease obligations                          $  ( 159,000)  $   (106,000)
  Acquisition of treasury shares                 (6,904,000)         -
  Proceeds from exercise of stock
    options                                         306,000         33,000
                                               ------------   ------------

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                  Twenty Six Weeks Ended
                                               ---------------------------
                                                  July 29,      July 30,
                                                   1995           1994
                                               ------------   ------------
      Net cash used for financing
        activities                             $ (6,757,000)  $    (73,000)
                                               ------------   ------------

Net Increase (Decrease) in Cash and
  Equivalents                                    (4,062,000)     8,428,000
Cash and Equivalents at Beginning
  of Year                                        24,134,000     16,318,000
                                               ------------   ------------
Cash and Equivalents at End of
  Period                                       $ 20,072,000   $ 24,746,000
                                               ============   ============

Supplemental Disclosures of Cash Flow
  Information:
Cash paid (received) during quarter for:
  Interest                                     $ 1,796,000   $  1,774,000
  Income taxes                                    (832,000)     3,019,000


The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JULY 29, 1995 AND JULY 30, 1994

                                  (Unaudited)

(1)  General:

    The accompanying consolidated financial statements reflect the accounts of Trak Auto Corporation ("Trak Auto") and its wholly-owned subsidiaries. Trak Auto and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail stores. The unaudited statements as of July 29, 1995 and July 30, 1994 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of July 29, 1995 and July 30, 1994 and the results of operations and cash flows for the periods indicated.

    The results of operations for the quarter ended July 29, 1995 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

(3)  Interim Inventory Estimates:

    The Company's inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At July 29, 1995 and January 28, 1995, inventories determined on a first-in, first-out basis would have been greater by $6,216,000 and $5,870,000, respectively.

    The Company takes a physical count of its store inventories semiannually and the Company uses a gross profit method combined with available perpetual inventory information to determine inventories for quarters when complete physical counts are not taken. A physical inventory was taken for all stores for the quarter ended July 29, 1995.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JULY 29, 1995 AND JULY 30, 1994

                                  (Unaudited)




(4)  Short-term Instruments and Marketable Debt Securities:

       The Company's short-term instruments included United States Treasury Bills and money market funds. Marketable debt securities included United States Treasury Notes, corporate notes and municipal securities.

       Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At July 29, 1995, market value was $28,000 greater than cost, net of income taxes. At July 29, 1995, the Company had no investments that qualified as trading or held to maturity.

       The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities sold is based on the specific identification method.

(5)  Credit Agreement:

       The Company has entered into a $10 million revolving credit facility with Dart Group Corporation ("Dart"), which owns 68.0% of the Company's common stock. The credit facility is intended to be used for the Company's short-term working capital purposes. Any advance under this credit facility bears interest at an annual rate equal to the prime rate as set forth in the "Money Rates" column of the Wall Street Journal, as such rate may change from time to time, plus one percent (1%). Interest must be paid monthly in arrears and the agreement expires May 1, 1996.

       At July 29, 1995, there were no borrowings under this credit agreement.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JULY 29, 1995 AND JULY 30, 1994

                                  (Unaudited)

(6)  Tender Offer:

       On December 21, 1994, Trak Auto offered to buy back from its shareholders approximately 24% of its outstanding Common Stock, or 1,500,000 shares, at a price of $17.50 per share. On February 6, 1995, Trak Auto amended the offer by increasing the purchase price to $20.50 per share, and made certain other changes. When the offer expired on February 28, 1995, Trak Auto had repurchased approximately 310,000 shares for a total consideration of $6,363,000 plus expenses of approximately $541,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

       Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, decreased $4,062,000 to $20,072,000 at July 29, 1995 from $24,134,000 at January 28, 1995. The decrease was primarily due to the repurchase of outstanding Common Stock, capital expenditures and payments for increased merchandise inventory and was partially offset by operating results.

       Operating activities provided $5,506,000 to the Company during the twenty-six weeks ended July 29, 1995 compared to $13,048,000 for the same period one year ago. The decrease is primarily due to increased purchases of merchandise inventory and to lower operating results largely as a result of a decrease in sales.

       Investing activities used $2,811,000 of the Company's funds during the twenty-six weeks ended July 29, 1995 compared to $4,547,000 for the twenty-six weeks July 30, 1994. The Company used $2,861,000 for capital expenditures during the twenty-six weeks ended July 29, 1995 primarily for new Super Trak Warehouse stores. The Company's position in marketable debt securities remained nearly the same during the twenty-six weeks ended July 29, 1995.

       Financing activities used $6,757,000 of the Company's funds primarily for the repurchase of outstanding shares of its Common Stock (see note 6 to the Consolidated Financial Statements).

       The Company anticipates that the funds necessary for capital expenditures for new store openings and remodelings, inventory purchases for new stores, and to meet the Company's long-term lease obligations and current liabilities (including current and long-term closed store reserves and restructuring reserves) will come from operations and existing current assets. The Company intends to open new stores as Super Trak or Super Trak Warehouse stores and to convert or expand existing stores to Super Trak or Super Trak Warehouse stores. The Company anticipates approximately 54 Super Trak or Super Trak Warehouse stores will be opened or converted from classic stores in fiscal 1996 and anticipates closing approximately 17 classic stores. At July 29, 1995, the Company had 120 Super Trak and Super Trak Warehouse stores and seven signed leases for new Super Trak or Super Trak Warehouse stores and one signed amendment to an existing lease for expansion to a Super Trak store.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)


Liquidity and Capital Resources, Continued

       The Company has an agreement with Dart for a $10,000,000 revolving line of credit. This line is intended to be used for the Company's short-term working capital needs. The Company has not borrowed any funds against this line of credit.

       The liquid assets maintained by the Company are intended to fund the expansion of the Company's retail business through opening stores in new markets, converting classic stores to Super Trak or Super Trak Warehouse stores, and opening additional stores in existing markets, and to fund other corporate activities.

Results of Operations

       During the twenty-six weeks ended July 29, 1995, the Company opened or converted four Super Trak stores and seven Super Trak Warehouse stores, and closed or converted four Super Trak stores and 18 classic Trak stores. At July 29, 1995, the Company had 271 stores, including 106 Super Trak stores and 14 Super Trak Warehouse stores.

       Sales of $166,018,000 during the twenty-six weeks ended July 29, 1995 decreased by $11,549,000 or 6.5% compared to the same period one year ago while sales of $86,407,000 during the thirteen weeks ended July 29, 1995 decreased $2,773,000 or 3.1% compared to the same period one year ago. The decreases were primarily attributable to a net decrease in the number of stores and, during the thirteen weeks ended April 29, 1995, to the overall mild winter conditions in Chicago and Washington, D.C. and the rains and flooding in Los Angeles. Comparable sales (stores open more than one year) decreased 5.5% and 3.1% for the twenty-six weeks and thirteen weeks ended July 29, 1995. Sales for comparable Super Trak Stores decreased 4.1% and 2.0% for the twenty-six weeks and thirteen weeks ended July 29, 1995 and sales for comparable classic Trak stores decreased 6.6% and 4.1% for the twenty-six weeks and thirteen weeks ended July 29, 1995. Sales for Super Trak and Super Trak Warehouse stores represented 54.1% and 55.4% of total sales during the twenty-six weeks and thirteen weeks ended July 29, 1995 compared to 38.4% and 40.6% for the twenty-six weeks and thirteen weeks ended July 30, 1994.

       Interest and other income increased by $446,000 and $258,000 during the twenty-six weeks and thirteen weeks ended July 29, 1995, respectively when compared to the prior year, largely due to higher interest rates on the Company's short-term investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Results of Operations, Continued

       Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 74.0% and 73.7% for the twenty-six weeks and thirteen weeks ended July 29, 1995 compared to 72.4% and 71.6% for the same periods in the prior year. The increases were primarily due to higher occupancy costs for Super Trak and Super Trak Warehouse stores. In addition, store margins decreased during the thirteen weeks ended July 29, 1995 as a result of special pricing and sales mix in conjunction with grand openings for new or converted stores.

       Selling and administrative expenses were 20.2% and 19.3% as a percentage of sales for the twenty-six weeks and thirteen weeks ended July 29, 1995 compared to 19.7% and 19.6% for the twenty-six weeks and thirteen weeks ended July 30, 1994. The increase for the twenty-six weeks was due primarily to increased payroll costs, as a percentage of sales (actual payroll dollars decreased) and the decrease for the thirteen weeks was due primarily to improved payroll leveraging against sales.

       Depreciation and amortization expenses decreased $846,000 and $566,000 for the twenty-six weeks and thirteen weeks ended July 29, 1995 compared to the same periods one year ago. The decreases were due to the store point-of-sale register systems being fully depreciated.

       The effective income tax rate was 36.7.% for the twenty-six weeks ended July 29, 1995 compared to 36.8% for the twenty-six weeks ended July 30, 1994.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

       There are no material legal proceedings pending against Trak Auto other than such proceedings described in its Annual Report on Form 10-K for the year ended January 28, 1995 (the "Annual Report") and as described below.

       Ronald S. Haft Stock Options

       As discussed in the Annual Report, on September 12, 1994, Ronald S. Haft filed a lawsuit (Ronald S. Haft v. Dart Group Corporation, Del. Ch., C.A. No. 13736) (the "Options Lawsuit") against Dart Group Corporation ("Dart"), which owns 68.0% of Trak Auto's outstanding common stock, in the Delaware Court of Chancery for New Castle County seeking a court order that Dart issue 197,048 shares of Class B Common Stock to him and grant him a loan of $17,665,353.20 to be used as part of the payment for such shares. Because of active settlement negotiations between the parties in the Option Lawsuit, trial has been rescheduled for February 12, 1996.

       Herbert H. Haft's Proxy

       In connection with Herbert H. Haft's sale of 172,730 shares of Class B Common Stock to Ronald S. Haft on July 28, 1993 (the "Stock Sale Agreement"), Ronald S. Haft purportedly granted Herbert H. Haft an irrevocable proxy (the "Proxy") to vote these shares of stock until Herbert H. Haft's death or incapacitation. On June 30, 1995, Ronald S. Haft sent a letter to Herbert H. Haft purportedly revoking this proxy.

       On July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft, and, nominally, Dart in the Delaware Court of Chancery for New Castle County for Herbert H. Haft's alleged breach of contract and breach of fiduciary duties to Ronald S. Haft and to Dart in connection with the Proxy (Ronald S. Haft v. Herbert H. Haft, et al., C.A. No. 14425). In this action, Ronald S. Haft seeks a declaration that the Proxy is revocable or will be revocable under certain conditions, as well as costs and attorneys' fees. Ronald S. Haft also requests that the Court require Dart to refuse to recognize the validity of the Proxy. On August 9, 1995, Herbert H. Haft filed an Answer and Counterclaim denying liability and requesting rescission of the Stock Sale Agreement because of Ronald S. Haft's alleged breach of contract and other grounds. Dart has not yet filed an answer in this action. Both Ronald S. Haft and Herbert H. Haft have moved for summary judgment in this lawsuit. Herbert Haft has also moved to have this action consolidated with the Options Lawsuit under certain conditions.

       Robert M. Haft Release Litigation

       On June 12, 1995, Robert M. Haft filed a complaint in the Superior Court of the District of Columbia against Dart seeking a declaratory judgment determining that a claimed release bars Dart from bringing suit against him in the Pennsy Warehouse litigation, which is described in the Annual Report. The complaint also seeks an injunction to bar Dart from filing certain other categories of future complaints against him based on the so-called release. Compensation for the costs of defense of the Pennsy Warehouse litigation is also sought. The "release" relied upon in this litigation is also set up by Robert Haft in the Pennsy Warehouse litigation. Accordingly, Dart has moved to dismiss the Superior Court case, asserting that the issue should be resolved in the earlier-filed Pennsy Warehouse litigation where Dart contends that the "release" is ineffective for a variety of reasons.

Item 4.  Submission of Matters to a Vote of Security Holders

       Dart, as holder of more than fifty percent of the outstanding voting capital stock of Trak Auto, took action on June 30, 1995, to re-elect all six incumbent Directors to Trak Auto's Board of Directors by less than unanimous written consent in lieu of taking such action at an annual meeting of stockholders. These Directors are as follows:

       Herbert H. Haft
       R. Keith Green
       Ronald S. Haft
       Larry G. Schafran
       Bonita A. Wilson
       Douglas M. Bregman


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

          EXHIBIT
          NUMBER               DOCUMENT
          ------               --------
          27                   Financial Data Schedule

         (b)  Reports on Form 8-K

       Trak Auto Corporation filed one Current Report on Form 8-K during the quarter ended July 29, 1995.

         1. Trak Auto filed a Current Report on Form 8-K on July 13, 1995, reporting certain correspondence between Ronald S. Haft and Herbert H. Haft.

                                   Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TRAK AUTO CORPORATION



Date     Sept. 12, 1995            By       R. Keith Green
      ----------------------          ----------------------------
                                            R. KEITH GREEN
                                              President



Date     Sept. 12, 1995                     Robert A. Marmon
      ----------------------          ------------------------------
                                            ROBERT A. MARMON
                                       Principal Financial Officer



Date     Sept. 12, 1995                   David B. MacGlashan
      ----------------------          ----------------------------
                                          DAVID B. MACGLASHAN
                                       Principal Accounting Officer