Form 10-Q
period 1995-10-28
TRAK AUTO CORP
filed 1995-12-12
CIK 716438

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   October 28, 1995
                                                          ----------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934 for the transition period from __________ to
    ___________

Commission file number 0-12202
                       -------


                            TRAK AUTO CORPORATION
          -------------------------------------------------------------
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


        ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report

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

At December 11, 1995, the registrant had 5,887,444 shares of Common Stock, $.01 par value per share, outstanding.

                         Page 1 of 22 pages

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                          Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                      --------------------------  --------------------------
                       October 28,    October 29,  October 28,   October 29,
                          1995          1994          1995          1994
                      ------------  ------------  ------------  ------------
Sales                $ 88,226,000   $ 88,848,000  $254,244,000  $266,415,000
Interest and other
  income                  615,000        502,000     1,780,000     1,221,000
                     ------------   ------------  ------------  ------------
                       88,841,000     89,350,000   256,024,000   267,636,000
                     ------------   ------------  ------------  ------------
Expenses:
  Cost of sales,
    store occupancy
    and warehousing    65,456,000     66,976,000   188,267,000   195,472,000
  Selling and
    administrative     17,430,000     17,825,000    51,038,000    52,843,000
  Depreciation and
    amortization        1,540,000      1,325,000     4,174,000     4,805,000
  Interest expense        935,000        889,000     2,731,000     2,663,000
                     ------------   ------------  ------------  ------------
                       85,361,000     87,015,000   246,210,000   255,783,000
                     ------------   ------------  ------------  ------------
Income before
  income taxes          3,480,000      2,335,000     9,814,000    11,853,000
Income taxes            1,316,000        137,000     3,641,000     3,635,000
                     ------------   ------------  ------------  ------------
Net income           $  2,164,000   $  2,198,000  $  6,173,000  $  8,218,000
                     ============   ============  ============  ============

Weighted average
  common share and
  common share
  equivalents
  outstanding           5,884,000      6,159,000     5,926,000     6,111,000
                     ============   ============  ============  ============

Per share data:
  Net income         $      .37     $     .36     $     1.04    $    1.34
                     ============   ============  ============  ============


The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                               (Unaudited)    (Audited)
                                               October 28,    January 28,
                                                  1995           1995
                                              ------------   ------------
Current Assets:
  Cash                                        $  5,813,000   $  5,196,000
  Short-term instruments                        17,350,000     18,938,000
  Marketable debt securities                    10,289,000     10,133,000
  Accounts receivable, trade                     3,820,000      5,330,000
  Merchandise inventories                       97,346,000     89,797,000
  Deferred income taxes                          6,305,000      6,842,000
  Other current assets                           1,318,000      1,070,000
                                              ------------   ------------
    Total Current Assets                       142,241,000    137,306,000
                                              ------------   ------------

Property and Equipment at cost:
  Furniture, fixtures and equipment             52,804,000     49,008,000
  Leasehold improvements                         9,853,000      9,185,000
  Property under capital leases                 23,667,000     23,667,000
                                              ------------   ------------
                                                86,324,000     81,860,000
Accumulated Depreciation
  and Amortization                              40,627,000     37,638,000
                                              ------------   ------------
                                                45,697,000     44,222,000
                                              ------------   ------------

Other Assets                                       221,000        247,000
                                              ------------   ------------

Deferred Income Taxes                            5,704,000      5,874,000
                                              ------------   ------------

Total Assets                                  $193,863,000   $187,649,000
                                              ============   ============


The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                               (Unaudited)      (Audited)
                                               October 28,      January 28,
                                                   1995            1995
                                              ------------    ------------
Current Liabilities:
  Accounts payable, trade                     $ 51,143,000    $ 50,403,000
  Income taxes payable                           2,287,000         393,000
  Accrued expenses -
    Salary and benefits                         10,418,000      10,054,000
    Taxes other than income                      6,177,000       5,053,000
    Other                                       13,043,000       8,944,000
  Current portion of obligations
    under capital leases                            91,000         261,000
  Due to affiliate                                 302,000         185,000
                                              ------------    ------------
  Total Current Liabilities                     83,461,000      75,293,000
                                              ------------    ------------

Obligations under Capital Leases                26,767,000      26,541,000
                                              ------------    ------------
Reserve for Closed Stores
  and Restructuring                              2,582,000       5,029,000
                                              ------------    ------------
Other                                              128,000         227,000
                                              ------------    ------------
Total Liabilities                              112,938,000     107,090,000
                                              ------------    ------------

Stockholders' Equity:
  Common stock, par value $.01 per
    share; 15,000,000 shares authorized;
     ,   ,    and 6,331,458 shares
    issued, respectively                            64,000          63,000
  Paid-in capital                               46,108,000      45,206,000
  Unrealized gain (loss) on short-term
    investments                                     84,000        (110,000)
  Retained earnings                             43,389,000      37,216,000
  Treasury stock 528,190 and 217,812
    shares of common stock, at cost,
    respectively                                (8,720,000)     (1,816,000)
                                              ------------    ------------
  Total Stockholders' Equity                    80,925,000      80,559,000
                                              ------------    ------------

Total Liabilities and Stockholders'
  Equity                                      $193,863,000    $187,649,000
                                              ============    ============


The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                 Thirty-Nine Weeks Ended
                                               ---------------------------
                                                October 28,    October 29,
                                                   1995           1994
                                               ------------   ------------
Cash Flows from Operating Activities:
  Net income                                   $  6,173,000   $  8,218,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                 4,174,000      4,805,000
    Provision for closed stores                       -          2,080,000
    Change in assets and liabilities:
      Accounts receivable                         1,474,000      1,211,000
      Merchandise inventories                    (8,024,000)    (3,100,000)
      Due from affiliate                              -             20,000
      Other current assets                         (248,000)       (61,000)
      Deferred income taxes                         730,000     (2,023,000)
      Accounts payable, trade                       740,000      8,920,000
      Accrued expenses                            5,880,000      3,270,000
      Due to affiliate                              100,000         72,000
      Income taxes payable                        1,894,000       (353,000)
      Other assets                                   26,000        (60,000)
      Reserve for closed facilities              (2,230,000)    (1,207,000)
                                               ------------   ------------
        Net cash provided by
          operating activities                 $ 10,689,000   $ 21,792,000
                                               ------------   ------------

Cash Flows from Investing Activities:
  Capital expenditures                         $ (5,473,000)  $ (5,125,000)
  Purchase of United States Treasury
    Notes                                          (499,000)   (34,727,000)
  Disposition of United States
    Treasury Notes                                  500,000     28,740,000
  Disposition of marketable debt securities          50,000      3,390,000
  Purchase of marketable debt securities              -         (2,811,000)
  Proceeds from reverse repurchase agreements         -          3,151,000
                                               ------------   ------------
        Net cash used for investing
          activities                           $ (5,422,000)  $ (7,382,000)
                                               ------------   ------------

Cash Flows from Financing Activities:
  Principal payments under capital
    lease obligations                          $   (237,000)  $   (159,000)
  Acquisition of treasury shares                 (6,904,000)         -
  Proceeds from exercise of stock
    options                                         903,000        591,000
                                               ------------   ------------

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                 Thirty-Nine Weeks Ended
                                               ---------------------------
                                                October 28,    October 29,
                                                   1995           1994
                                               ------------   ------------
      Net cash provided by (used for)
        financing activities                   $ (6,238,000)  $    432,000
                                               ------------   ------------

Net Increase (Decrease) in Cash and
  Equivalents                                      (971,000)    14,842,000
Cash and Equivalents at Beginning
  of Year                                        24,134,000     16,318,000
                                               ------------   ------------
Cash and Equivalents at End of
  Period                                       $ 23,163,000   $ 31,160,000
                                               ============   ============

Supplemental Disclosures of
  Cash Flow Information:
Cash paid (received) during quarter for:
  Interest                                     $  2,731,000   $  2,663,000
  Income taxes                                    1,347,000      6,318,000


The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     October 28, 1995 and October 29, 1994

                                  (Unaudited)

(1)  General:

    The accompanying consolidated financial statements reflect the accounts of Trak Auto Corporation ("Trak Auto") and its wholly-owned subsidiaries. Trak Auto and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail stores. The unaudited statements as of October 28, 1995 and October 29, 1994 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of October 28, 1995 and October 29, 1994 and the results of operations and cash flows for the periods indicated.

    The results of operations for the quarter ended October 28, 1995 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

(3)  Interim Inventory Estimates:

    The Company's inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At October 28, 1995 and January 28, 1995, inventories determined on a first-in, first-out basis would have been greater by $6,216,000 and $5,870,000, respectively.

    The Company takes a physical count of its store inventories semiannually and the Company uses a gross profit method combined with available perpetual inventory information to determine inventories for quarters when complete physical counts are not taken. The Company did not take a physical inventory for the quarter ended October 28, 1995.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     October 28, 1995 and October 29, 1994

                                  (Unaudited)





(4)  Short-term Instruments and Marketable Debt Securities:

    The Company's short-term instruments included United States Treasury Bills and money market funds. Marketable debt securities included United States Treasury Notes, corporate notes and municipal securities.

    Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At October 28, 1995, market value was $84,000 greater than cost, net of income taxes. At October 28, 1995, the Company had no investments that qualified as trading or held to maturity.

    The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities sold is based on the specific identification method.

(5)  Credit Agreement:

    The Company has entered into a $10 million revolving credit facility with Dart Group Corporation ("Dart"), which owns 67.3% of Trak Auto's outstanding common stock. The credit facility is intended to be used for the Company's short-term working capital purposes. Any advance under this credit facility bears interest at an annual rate equal to the prime rate as set forth in the "Money Rates" column of the Wall Street Journal, as such rate may change from time to time, plus one percent (1%). Interest must be paid monthly in arrears and the agreement expires May 1, 1996.

    At October 28, 1995, there were no borrowings under this credit agreement.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     October 28, 1995 and October 29, 1994

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

(7)  Other Events:

    On October 6, 1995, the Executive Committee and the Special Litigation Committee of the Board of Directors of Dart approved a settlement of certain litigation between Dart and Ronald S. Haft and other related transactions between Dart and Ronald S. Haft (collectively, the "Settlement"). Immediately thereafter, Dart and Ronald S. Haft entered into a Settlement Agreement and various related agreements. The Settlement transactions are subject to legal challenge. See Item 1 of Part II (Legal Proceedings). If sustained, the Settlement transactions are intended to have the effect, by their terms, of transferring majority control of Dart's voting stock to voting trustees (the "Voting Trustees") under a Voting Trust Agreement, by and among Ronald S. Haft, Dart and Larry G. Schafran and Sidney B. Silverman, as initial Voting Trustees. On October 8, 1995, the Board of Directors of Dart ratified and approved the Settlement.

    As part of the Settlement, Ronald S. Haft consented to termination of all of his outstanding stock options to purchase up to 10,000 shares of Trak Auto's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, decreased $971,000 to $23,163,000 at October 28, 1995 from $24,134,000 at January 28, 1995. The decrease was primarily due to the repurchase of outstanding Common Stock of Trak Auto and capital expenditures and was partially offset by operating results.

    Operating activities provided $10,689,000 to the Company during the thirty-nine weeks ended October 28, 1995 compared to $21,792,000 for the same period one year ago. The decrease is primarily due to increased purchases of inventory and to lower operating results that largely resulted from a decrease in sales.

    Investing activities used $5,422,000 of the Company's funds during the thirty-nine weeks ended October 28, 1995 compared to $7,382,000 for the thirty-nine weeks October 29, 1994. The Company used $5,473,000 for capital expenditures during the thirty-nine weeks ended October 28, 1995 primarily for new Super Trak Warehouse stores. The Company's position in marketable debt securities remained nearly the same during the thirty-nine weeks ended October 28, 1995.

    Financing activities used $6,238,000 of the Company's funds primarily for the repurchase of outstanding shares of its Common Stock (see note 6 to the Consolidated Financial Statements).

    The Company anticipates that the funds necessary for capital expenditures for new store openings and remodelings, inventory purchases for new stores, and payment of the Company's long-term lease obligations and current liabilities (including current and long-term closed store reserves and restructuring reserves) will come from operations and existing current assets. The Company intends to open new stores as Super Trak or Super Trak Warehouse stores and to convert or expand existing stores to Super Trak or Super Trak Warehouse stores. The Company anticipates approximately 25 Super Trak or Super Trak Warehouse stores will be opened or converted from existing stores in fiscal 1996 and anticipates closing or converting approximately 40 stores. At October 28, 1995, the Company had 124 Super Trak and Super Trak Warehouse stores and eight signed leases for new Super Trak or Super Trak Warehouse stores and three signed amendments to existing leases for expansion to Super Trak stores.

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

Results of Operations

    During the thirty-nine weeks ended October 28, 1995, the Company opened or converted five Super Trak stores and 13 Super Trak Warehouse stores, and closed or converted eight Super Trak stores and 25 classic Trak stores. At October 28, 1995, the Company had 267 stores, including 103 Super Trak stores and 20 Super Trak Warehouse stores.

    Sales of $254,244,000 during the thirty-nine weeks ended October 28, 1995 decreased by $12,171,000 or 4.6% compared to the same period one year ago while sales of $88,226,000 during the thirteen weeks ended October 28, 1995 decreased $622,000 or .7% compared to the same period one year ago. The decreases were primarily attributable to a net decrease in the number of stores and, during the thirteen weeks ended April 29, 1995, to the overall mild winter conditions in Chicago and Washington, D.C. and the rains and flooding in Los Angeles. Comparable sales (stores open more than one year) decreased 3.9% and 0.7%, respectively, for the thirty-nine weeks and thirteen weeks ended October 28, 1995. Sales for comparable Super Trak Stores decreased 2.6% for the thirty-nine weeks and remained unchanged for the thirteen weeks ended October 28, 1995. Sales for comparable classic Trak stores decreased 5.0% and 1.5% for the thirty-nine weeks and thirteen weeks ended October 28, 1995. Sales for Super Trak and Super Trak Warehouse stores represented 55.3% and 57.5% of total sales during the thirty-nine weeks and thirteen weeks ended October 28, 1995 compared to 40.7% and 45.2 % for the thirty-nine weeks and thirteen weeks ended October 29, 1994.

    Interest and other income increased by $559,000 and $113,000 during the thirty-nine weeks and thirteen weeks ended October 28, 1995, respectively when compared to the prior year, largely due to higher interest rates on the Company's short-term investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)


Results of Operations, Continued

    Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 74.1% and 74.2% for the thirty-nine weeks and thirteen weeks ended October 28, 1995 compared to 72.6 % and 73.0% (excluding the $2,080,000 closed store reserve) for the same periods in the prior year. The increases were due primarily to higher occupancy costs for Super Trak and Super Trak Warehouse stores and were partially offset by increased store margins.

    Selling and administrative expenses were 20.1% and 19.8% as a percentage of sales for the thirty-nine weeks and thirteen weeks ended October 28, 1995 compared to 19.8% and 20.0% for the thirty-nine weeks and thirteen weeks ended October 29, 1994. The increase for the thirty-nine weeks was due primarily to increased payroll costs as a percentage of sales (actual payroll dollars decreased) and to increased health benefit costs. The decrease for the thirteen weeks was due primarily to improved payroll leveraging against sales.

    Depreciation and amortization expenses decreased $631,000 for the thirty-nine weeks ended October 28, 1995 compared to the same period one year ago. The decrease was due to the store point-of-sale register system being fully depreciated.

    The effective income tax rate was 37.1% for the thirty-nine weeks ended October 28, 1995 compared to 30.7% for the thirty-nine weeks ended October 29, 1994. The increase was attributable to a reversal of Deferred Tax Valuation allowance during the thirty nine week period ending October 29, 1994. As of October 29, 1995, the Company has a capital loss carryforward of $180,000, which will expire in the year 2010.

    The Company is required to adopt the Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), Accounting by Creditors for Impairment of a Loan. Implementation of the standard is not expected to have a significant impact on the financial statements.

    The Company is required to adopt SFAS No. 121, Accounting for Long Lived Assets, no later than its fiscal year ending February 1, 1997. The Company has not determined the impact of this recently issued accounting standard on the Company's consolidated financial statements.

    The Company is required to adopt SFAS No. 123, Accounting for Stock
Based Compensation, no later than its fiscal year ending February 1, 1997. The Company does not expect implementation of the standard to have a significant impact on the financial statements.

                     PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

    Material legal proceedings pending against Trak Auto, its parent, or its subsidiaries are described (i) in Trak Auto's Annual Report on Form 10-K for the year ended January 28, 1995 (the "Annual Report"), (ii) in Trak Auto's Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (the "Second Quarter 10-Q"), and (iii) with respect to material developments in such earlier reported legal proceedings and any new material legal proceedings, below.

    Robert M. Haft Employment Litigation

    As discussed in more detail in the Annual Report, on September 20, 1994, a jury in the case captioned Robert M. Haft v. Dart Group Corporation, et al. (D. Del., Civ. A. No. 93-384-SLR) found that Dart and Crown Books had breached their respective employment contracts with Robert M. Haft and awarded him damages against Dart and Crown Books.

    In October 1995, the U.S. District Court for the District of Delaware denied the motion of Dart and Crown Books for a new trial and/or reduction of damages. On October 16, 1995, Dart, Crown Books and Trak Auto filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit.

    Derivative Litigation

    As discussed in more detail in the Annual Report, in September 1993, Alan R. Kahn and the Tudor Trust, shareholders of Dart, filed a lawsuit in the case captioned Alan R. Kahn, et al. v. Herbert Haft, et al. (Del. Ch., Civ. A. No. 13154), naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc., Combined Properties Limited Partnership and Capital Resources Limited Partnership. This suit was brought derivatively and names as nominal defendants Dart, Trak Auto, Crown Books and certain other subsidiaries of Dart. The complaint, as amended, alleges waste, breach of fiduciary duty, violation of securities laws and entrenchment.

    In connection with a settlement of certain litigation reached between Dart and Ronald S. Haft, on October 11, 1995, the plaintiff shareholders, Ronald S. Haft, Combined Properties, Inc., Dart, Trak Auto and Crown Books entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation"). Pursuant to the Stipulation, the claims against Ronald S. Haft and Combined Properties, Inc. will be dismissed on the merits and with prejudice as against the shareholder plaintiffs and Dart and its subsidiaries, provided, however, that the Settlement and dismissal of these claims are approved by the Delaware Court of Chancery.

    Ronald S. Haft Stock Options

    As discussed in more detail in the Annual Report, on September 12, 1994, Ronald S. Haft filed a lawsuit against Dart (Ronald S. Haft v. Dart Group Corporation, Del. Ch., Civ. A. No. 13736) in the Delaware Court of Chancery for New Castle County seeking a court order that Dart issue certain shares of Dart Class B Common Stock to him and grant him a loan in connection with his exercise of a stock option. In connection with this proceeding, on September 14, 1994, a Standstill Agreement (the "Standstill Agreement") agreed to on behalf of Dart and Ronald S. Haft was ordered by the Delaware Court of Chancery. The Standstill Agreement restricted certain actions of Dart until further order of the court.

    In connection with the Settlement, on October 6, 1995, Ronald S. Haft, Dart and the Kahn derivative plaintiffs stipulated to the dismissal without prejudice of this lawsuit. In filing such stipulation with the court, the parties recognized that the dismissal of this lawsuit would result in the termination of the Standstill Agreement.

    Herbert H. Haft's Proxy

    As discussed in more detail in the Second Quarter 10-Q, on July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft and, nominally, Dart, in the Delaware Court of Chancery for New Castle County (Ronald S. Haft v. Herbert H. Haft, et al., Del. Ch., Civ. A. No. 14425) seeking, among other things, a declaration that a proxy granted in July 1993 to Herbert H. Haft by Ronald S. Haft to vote 172,730 shares of Dart Class B Common Stock is revocable.

    On November 14, 1995, the court denied a motion filed by Ronald S. Haft for summary judgment in this lawsuit.

    Challenge to Settlement by Robert, Gloria and Linda Haft

    On October 17, 1995, Robert M. Haft, Gloria G. Haft and Linda G. Haft (collectively, "RGL") filed a lawsuit captioned Gloria G. Haft, et al. v. Larry
G. Schafran, et al., Del. Ch., Civ. A. No. 14620, in the Delaware Court of Chancery for New Castle County naming as defendants Dart and all of its directors. RGL seek (i) to remove all of the directors of Dart and replace them with three individuals (John L. Mason, Ellen V. Sigal and Michael Ryan), whom RGL purport to have elected and (ii) a ruling by the court that the shares of Dart Class B Common Stock placed in a voting trust (the "Trust Shares") by Ronald S. Haft pursuant to the Settlement are

"treasury shares" owned by Dart and, consequently, are not entitled to vote under Delaware corporate law.

    Dart's position is that this lawsuit is without merit and that the purported action by RGL to reconstitute the Board of Directors is invalid.

    Challenge to Settlement by Herbert H. Haft

    On November 6, 1995, Herbert H. Haft filed a lawsuit captioned Herbert
H. Haft v. Dart Group Corporation, et al., Del. Ch., Civ. A. No. 14685, in the Delaware Court of Chancery for New Castle County naming as defendants Dart, all of its directors except Herbert H. Haft, RGL, John L. Mason, Ellen V. Sigal and Michael Ryan. Herbert H. Haft seeks a judgment (i) declaring the Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Dart Class B Common Stock belong to him, were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power; (iv) declaring that the Trust Shares may not be lawfully voted; and (v) declaring that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart.

    Dart's position is that this lawsuit, except for the declaration sought that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart, is without merit.

    Standstill Order

    In connection with the Kahn lawsuit and the legal challenges to the Settlement raised by RGL and Herbert H. Haft, on December 6, 1995, the Delaware Court of Chancery entered a Standstill Order (the "Standstill Order"), which restricts certain actions by Dart until further order of the court. The Standstill Order is incorporated herein by reference and attached hereto as
Exhibit 99.1.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                        Exhibit
                        Number    Document
                        ------    --------
                          27      Financial Data Schedule
                          99.1    Standstill Order, dated December 6, 1995

         (b)  Reports on Form 8-K

    Trak Auto has filed one Current Report on Form 8-K during the quarter ended October 28, 1995.

         1. Trak Auto filed a Current Report on Form 8-K on October 10, 1995, reporting under Item 1 (Changes in Control of Registrant) and Item 5 (Other Events) a settlement with Ronald
                 S. Haft.

                 Trak Auto has filed one form 8-K subsequent to the quarter ended October 28, 1995.

         1. On November 1, 1995, Trak Auto filed a Current Report on Form 8-K reporting under Item 1 (Changes in Control of Registrant) and Item 5 (Other Events) a lawsuit filed on October 17, 1995 against Dart and its directors by Gloria G. Haft, Robert M. Haft and Linda G. Haft.

                              Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TRAK AUTO CORPORATION



Date   December 12, 1995           By       R. Keith Green
     ---------------------           -------------------------------
                                            R. KEITH GREEN
                                              President




Date   December 12,1995                   David B. MacGlashan
     ---------------------           -------------------------------
                                          DAVID B. MACGLASHAN
                                     Principal Accounting Officer


Date   December 12,1995                      Robert A. Marmon
     ---------------------           -------------------------------
                                             ROBERT A. MARMON
                                     Principal Financial Officer