Form 10-K
period 1996-02-03
TRAK AUTO CORP
filed 1996-05-02
CIK 716438

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

(Mark One)

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (Fee Required) for the fiscal year ended   February 3, 1996
                                                         --------------------

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required) for the transition period from __________ to __________

Commission file number    0-12202
                       ------------

                              TRAK AUTO CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    52-1281465
- ------------------------------------           ---------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)

3300 75th Avenue, Landover, Maryland                     20785
- ------------------------------------           ---------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (301) 731-1200
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:         NONE
                                                              ------------------
Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At April 30, 1996, the registrant had 5,893,764 shares of Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $29,788,000.

                   DOCUMENTS INCORPORATED BY REFERENCE.

1996 Information Statement ........................   Part III Items 10-13.

The exhibit index begins at page 74 of this Form 10-K.

                               Table of Contents


                                                               Part I
                                                               ------
                                                                                                                 Page
                                                                                                                 ----
Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3

Item 2.          Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              12

Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              14

Item 4.          Submission of Matters to a Vote of
                   Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              20

                                                               Part II
                                                               -------

Item 5.          Market for the Registrant's Common Equity and
                   Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . .              20

Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              21

Item 7.          Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              23

Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . .              30

Item 9.          Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .              65

                                                               Part III
                                                               --------

Item 10.         Directors and Executive Officers of the
                   Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              65

Item 11.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              65

Item 12.         Security Ownership of Certain Beneficial Owners
                   and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              65

Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .              65

                                                               Part IV
                                                               -------

Item 14.         Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              66

                                    Part I


Forward-looking Statements

Statements in this report that are not historical in nature, including references to beliefs, anticipations or expectations, are forward-looking. Such statements are subject to a wide variety of risks and uncertainties that could cause actual results to differ materially from those projected, including the results of ongoing litigation affecting the Company (defined below), the Company's ability to open new stores and close other stores, the effect of national and regional economic conditions, the availability of capital to fund operations and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements, which revisions may be made to reflect any future events or circumstances, other than through its regular quarterly and annual financial statements, and through the accompanying discussion and analysis contained in the Company's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K, which will contain disclosure concerning the Company's actual results of operations and financial condition during the period covered by such reports.

Item 1.  Business

Trak Auto Corporation ("Trak Auto") was incorporated in Delaware in 1983 and operates retail discount auto parts stores. The term "Company" refers collectively to Trak Auto and its wholly-owned subsidiaries, including Trak Corporation ("Trak"), Super Trak Corporation ("Super Trak") and Trak DHC Corporation ("Trak DHC"). Dart Group Corporation ("Dart") owns 67.3% of Trak Auto's outstanding common stock, par value $.01 per share (the "Common Stock").

Operations

The Company operates retail discount auto parts stores in the metropolitan areas of Washington, D.C.; Richmond, Virginia; Chicago, Illinois; Los Angeles, California; and Pittsburgh, Pennsylvania.

The Company is engaged in the retail sale of a wide range of automobile parts and accessories for the do-it-yourself market. The Company's products include "hard parts" (such as alternators, starters, shock absorbers, fan belts, spark plugs, mufflers, thermostats, and wheel bearings), as well as motor oil, oil filters, headlights, batteries, waxes, polishes, anti-freeze and windshield wipers. A typical "Classic Trak" store carries 10,000 different item numbers or SKU's. The Company does not sell tires and does not provide automotive service or installation.

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

During the year ended January 28, 1995, the Company expanded its Super Trak concept to include Super Trak Warehouse stores. These stores are typically between 13,000 and 25,000 square feet and carry approximately 35,000 SKU's. The added SKU's are composed of additional application parts.

The Company has successfully opened or converted 113 Super Traks and 30 Super Trak Warehouse stores. The Company plans to continue to convert Classic Trak stores into Super Trak and Super Trak Warehouse stores and open new stores as opportunities present themselves in the Company's five metropolitan markets as well as new markets.

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

The Company's merchandising philosophy is to develop strong consumer recognition and acceptance of its name by use of mass-media advertising to promote a broad selection of products at low prices. The Company emphasizes quality customer service through knowledgeable personnel and advanced technology such as electronic parts look-up, POS and computerized do-it-yourself aids in all stores.

Classic Trak stores range in size from approximately 5,000 to 6,000 square feet, Super Trak stores range in size from 6,000 to 11,000 square feet, and Super Trak Warehouse stores range in size from approximately 13,000 to 25,000 square feet. The Company's stores use modern fixtures and equipment and the interiors have been standardized, so that the interiors of new stores can be assembled quickly. The stores are open seven days a week. No store contributed more than 1.0% to the Company's consolidated sales during the year ended February 3, 1996.

The following table sets forth by metropolitan area the locations of the Company's stores for each of the last five fiscal years.

                                           Number of Stores
                                        at end of fiscal year
                                   -------------------------------
Metropolitan Area                  1992   1993   1994   1995   1996
- -----------------                  ----   ----   ----   ----   ----
 Baltimore, Maryland .........        6      0      0      0      0
 Chicago, Illinois ...........       99     99     97     86     79
 Los Angeles, California .....      121    119    116    104     96
 Pittsburgh, Pennsylvania             0      0      0      0     14
 Richmond, Virginia ..........       15     15     15     11     10
 San Diego, California........       11      0      0      0      0
 Washington, D.C. ............       81     84     86     81     77
                                   ----   ----   ----   ----   ----
          Total ..............      333    317    314    282    276

The following tables set forth the number of stores of each of Classic Trak, Super Trak, and Super Trak Warehouse that were opened, closed or remodeled during each of the last five fiscal years, as well as the total number of such stores as of the end of each such fiscal year.

Super Trak Stores                  1992   1993   1994   1995   1996
- -----------------                  ----   ----   ----   ----   ----
 Opened during the year............   -     12     62     34     17
 Closed or converted to Super Trak
   Warehouse during the year.......   -      -      1      1     10

Super Trak Warehouse Stores
- ---------------------------
 Opened during the year ...........   -      -      -      7     23

Classic Trak Stores
- -------------------
 Opened during the year............  19      6      1      -      -
 Closed or converted to Super Trak
   or Super Trak Warehouse during
   the year........................  17     34     65     72     36

Total Open at End of Year
- -------------------------
Super Trak Stores..................   -     12     73    106    113
Super Trak Warehouse Stores........   -      -      -      7     30
Classic Trak Stores................ 333    305    241    169    133

During the fourth quarter of fiscal 1996, the Company acquired the assets of 14 stores in Pittsburgh, PA, for approximately $6.2 million. This acquisition places the Company with the largest market share in a viable new market. At this date, the stores are undergoing remodeling and should be converted to the Trak Auto concept by mid-year. Additional sites are currently being negotiated with the intention of growing this new market to over 20 stores over the next two years.

The Company believes that its superstore concept presents significant growth opportunities and intends to open new Super Trak and Super Trak Warehouse stores in existing and possibly new markets. As of February 3, 1996, the Company had entered into lease agreements to open seven new stores and amendments to existing lease agreements to convert two Classic Trak stores into Super Trak or Super Trak Warehouse stores. In addition, the Company may from time to time expand its retail operations through acquisitions of existing stores from third parties in existing and possibly new markets.

The Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores. The Company may from time to time close, relocate or sell stores (or groups of stores) that are not satisfying certain performance objectives.

Store Closings and Restructuring Costs

The Company continually evaluates its store operations and the need to close, relocate, or expand stores or convert existing Classic Trak stores into Super Trak or Super Trak Warehouse stores. The Company recognizes store closing costs when management determines to close a store. In prior years, the Company has also recognized the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Trak and Super Trak Warehouse concept. The costs associated with store closings and restructuring efforts are primarily unrecoverable lease obligations (rent, real estate taxes and common area charges, net of estimated sublease income) and the book value of leasehold improvements as of the actual or estimated closing date of a store.

As of February 3, 1996, the Company had reserves of $4,491,000 for store closings and restructurings. The restructuring reserve relates to 21 stores that have been closed or converted into Super Trak or Super Trak Warehouse stores and an additional 15 stores identified to be closed or converted but which have remained open. The closed store reserve relates to eight Classic Trak stores that were closed apart from the Company's restructuring efforts. The activity in the closed store and restructuring reserves during the last two years follows:

                                                      1996          1995
                                                  -----------   -----------
Reserve, beginning of year                        $ 6,945,000   $ 7,797,000
Less: Net provision recorded/(Charges)             (2,454,000)     (852,000)
                                                  -----------   -----------
Reserve, end of year                              $ 4,491,000   $ 6,945,000
                                                  ===========   ===========


Included in the activity for fiscal 1996 is an additional closed store and restructure reserve net provision of $673,000.

The lease obligation allocable to related party leases is approximately $939,000. The closed store and restructuring reserves as of February 3, 1996 are expected to be utilized as follows:


                  Fiscal
                   Year                  Total
                  ------                 -----
                   1997                $1,324,000
                   1998                 1,027,000
                   1999                   976,000
                   2000                   372,000
                   2001                   327,000
                   2002-2005              465,000
                                       ----------
                   Total               $4,491,000
                                       ==========


The amount recorded for future lease obligations has been estimated at 95% of the total lease obligation after the closing date because the Company believes that certain alternatives (subleasing and favorable lease buy-outs) to abandonment may be available. Since the recorded reserve represents an estimate based upon anticipated closing dates and the book value of the leasehold improvements at the time the store is closed, the ultimate amount of costs associated with store closing is subject to change in the future.

The Company will continue to evaluate the performance and future viability of its stores and may close or convert additional stores in the future.

Relationship with Dart

Dart provides the Company with certain general and administrative services. Dart also pays certain "common expenses" for the Company and its affiliates and allocates such expenses on a judgmental basis. Dart charged the Company approximately $865,000 for such services in the year ended February 3, 1996.
In addition, the Company provides similar services to Dart and its other subsidiaries. The Company charged Dart and its other subsidiaries approximately $1,235,000 for such services in the year ended February 3, 1996. See Note 4 to the Consolidated Financial Statements and Item 2.- Properties. During the year ended 1995, the Company entered into a tax sharing agreement with Dart, which would become effective if and when the Company is consolidated into Dart's income tax returns.

Competition

The business in which the Company is engaged is highly competitive. The Company competes with local, regional and national retail sellers of automobile parts and accessories. To some extent, the Company competes with garages, service stations, automobile dealers, supermarkets, and department, hardware and other stores. Some of the Company's competitors offer installation services, which are not offered by the Company. Many of its competitors have greater resources than the Company and the Company encounters strong price competition.


Seasonality

The Company's business is somewhat seasonal in nature, with the highest sales occurring in the second and third fiscal quarters (May through October). Sales for the combined second and third quarters in each of fiscal years 1996 and 1995 were 51% of total annual sales. The Company's business is also affected by weather conditions. Extremely hot or cold weather tends to enhance sales by causing a higher incidence of parts failure, thus increasing sales of seasonal products. Rain or snow, however, tends to reduce sales by causing deferral of elective maintenance.


Employees

On February 3, 1996, the Company employed approximately 2,150 full-time and 1,560 part-time persons engaged in retail, warehouse and administrative operations. The Company considers its relations with employees to be good.

Executive Officers

The following table sets forth the names, ages and positions of the executive officers of Trak Auto. Executive officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders or until their successors are appointed.

       Name                    Age         Position
       ----                    ---         --------
    Herbert H. Haft            75          Chairman of the Board of
                                             Directors and Chief
                                             Executive Officer
    R. Keith Green             45          President
    David B. MacGlashan        52          Senior Vice President and
                                             Chief Financial Officer
    Robert E. Brann            44          Executive Vice President
    Thomas V. Reilly           48          Executive Vice President
    Dennis N. Weiss            50          Vice President, Real
                                             Estate

Herbert H. Haft has been Chairman of the Board and Chief Executive Officer of Trak Auto since its incorporation in 1983. Mr. Haft is the founder of Dart and has been its Chairman and Chief Executive Officer since 1960. He is also Chairman of each of Dart's other subsidiaries, including Crown Books Corporation ("Crown Books") and Total Beverage Corporation ("Total Beverage"), and a director of Shoppers Food Warehouse Corp. ("Shoppers Food"), in which Dart owns a 50% interest.

R. Keith Green has been President of Trak Auto since 1990 and a Director of Trak Auto since 1991. From 1987 to 1990, Mr. Green was President and Chief Executive Officer of Whitlock Corporation. Prior to 1987, he served as Vice President of Stores of Auto Zone.

David B. MacGlashan has been Senior Vice President and Chief Financial Officer of Trak Auto since December 1995. From 1991 to 1995, he was Principal Accounting Officer of Trak Auto. From 1987 to 1991, Mr. MacGlashan was Vice President of Finance and Chief Financial Officer of WSR, Inc. (formerly Whitlock Corporation). Prior to 1987, he served as Chief Financial Officer of
I. B.  Diffusion Ltd.

Robert E. Brann has been Executive Vice President of Trak Auto since 1990. From 1989 to 1990, Mr. Brann was Vice President of Merchandising of Trak Auto. Prior to 1989, he served as Vice President of Merchandising and later Vice President of Store Operations and Administration of Franks Nursery and Crafts.

Thomas V. Reilly has been Executive Vice President of Trak Auto since 1987. From 1984 to 1987, Mr. Reilly was Assistant Vice President and General Manager of the Chicago Region of Trak Auto. Prior to 1984, he served as a Regional Manager of Trak Auto.

Dennis N. Weiss has been Vice President of Real Estate of Trak Auto since 1987. Mr. Weiss is also Vice President, Real Estate of each of Dart, Crown Books and Total Beverage.

There is no family relationship between any director and executive officer of Trak Auto.

Changes in Management

On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of dispute between the Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. Because Herbert
H. Haft is and Ronald S. Haft was an executive officer and/or director of Trak Auto, on October 11, 1994, the Board of Directors of Trak Auto established an Executive Committee comprised of the same outside directors, with authority
parallel to that of Dart's Executive Committee.   The disputes between Herbert
H. Haft and Ronald S. Haft concerning issues involving Dart and Trak Auto have been extensive. Accordingly, the respective Executive Committees assumed day-to-day involvement in these disputed issues and other matters affecting Dart and Trak Auto, in particular matters relating to litigation to which Dart or Trak Auto is a party. While the Executive Committee remains involved in the day-to-day affairs of Dart, its continuing role is dependent upon future developments.

In connection with the RSH Settlement (defined below), Ronald S. Haft resigned his positions as a director and officer of Dart and each of its subsidiaries. The Standstill Order (defined below) contemplates that Ronald S. Haft will continue as a director of Dart while the Standstill Order is in effect. (Herbert H. Haft contends that Ronald S. Haft is no longer a director.)

Settlement with Ronald S. Haft

On October 6, 1995, Dart and Ronald S. Haft entered into a settlement of certain litigation and other related transactions (collectively, the "RSH Settlement"). The RSH Settlement transactions are subject to legal challenge. See Item 3 - Legal Proceedings. If sustained, the RSH Settlement transactions were intended to have the effect, by their terms, of transferring majority control of Dart's voting stock to one or more voting trustees under a Voting Trust Agreement (the "Voting Trust Agreement"), by and among Ronald S. Haft, Dart and Larry G. Schafran and Sidney B. Silverman, as initial Voting Trustees. On December 28, 1995, the initial Voting Trustees resigned and appointed Richard B. Stone as successor Voting Trustee.

Standstill Order

In connection with legal challenges to the RSH Settlement, on December 6, 1995, the Delaware Court of Chancery entered a Standstill Order (the "Standstill Order"), which restricts certain actions by Dart. Without further order of the court, Dart may not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors (Herbert H. Haft, Ronald S. Haft, Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman) or any of its subsidiaries; (iii) change the current Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and certain other litigants not less than seven days' written notice, Dart may not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the Standstill Order, the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3 million. See Item 3 - Legal Proceedings.

Item 2.  Properties

The Company subleases from Dart 210,000 square feet of a warehouse and office facility, located in Landover, Maryland, which it shares with Crown Books. The sublease is for 30 years and six months, provides for rental payments increasing approximately 15% every five years over the term of the sublease and commenced in 1985. The current annual rental is $1,422,000. The sublease also requires the additional payment of maintenance, utilities, insurance and real estate taxes allocable to the space subleased. Dart originally leased the entire 271,000 square foot warehouse and office facility from a private partnership in which Haft family members owned all of the partnership interests. The Company's sublease is on the same terms as Dart's lease from the Haft family partnership.

Dart has a lease agreement with a Haft family-owned entity for vacant land near the Company's warehouse in Landover, Maryland. The lease is for the same period as the warehouse and office facility lease described above and the current annual rental is $25,000 with increases of three percent per year. Dart, the Company and Crown Books each pay a pro-rata share of the rent in proportion to their use of the headquarters building and distribution center.

The Company has an agreement with Dart to sublease 6,500 square feet in a warehouse facility, adjacent to the above warehouse and office facility. Dart leases the property from a partnership in which Haft family members own all of the partnership interests (the "Pennsy Leases"). The sublease commenced April 1992 with a term of one year (with nine one-year option periods). Under the sublease agreement the annual rent is $21,000 and increases to $24,000 for each of the last five option periods. The sublease agreement also requires the Company to pay approximately $6,000 annually for its full share of any common area charges, real estate taxes and insurance premiums. The Company has given notice to terminate the sublease and hold over in the warehouse on a month-to-month basis.

The Company leases a 176,000 square foot warehouse located in Bridgeview, Illinois from a private partnership in which Haft family members own all of the partnership interests. The lease is for thirty years and six months, provides for rental payments increasing approximately 15% every five years over the term of the lease and commenced in 1984. The current annual rental is $728,000.
The lease also requires the Company to pay for maintenance, utilities, insurance and real estate taxes on the warehouse. Under the terms of the lease agreement, Dart is jointly and severally liable for the lease obligations.

The Company leases a 317,000 square foot warehouse located in Ontario, California from a private partnership in which Haft family members own all of the partnership interests. The lease is for 20 years and provides for increasing rental payments, based upon the Consumer Price Index for the Los Angeles area, over the term of the lease. The lease commenced in 1989. The current annual rental is $1,374,000. The lease also requires the Company to pay for maintenance, utilities, insurance and real estate taxes on the warehouse.

As part of the RSH Settlement, Ronald S. Haft agreed to transfer the real estate and partnership interests controlled by him in the Landover, Maryland, Bridgeview, Illinois and Ontario, California office and warehouse facilities to Dart (or its subsidiaries) and to reduce rent. These transfers and rent reductions are subject to contingencies, including bankruptcy court approval, mortgagee approval, challenges brought by Herbert H. Haft concerning the extent of Ronald S. Haft's ownership interest in the property and claims asserted by Robert M. Haft and Linda G. Haft regarding the extent to which Ronald S. Haft controls the aforementioned partnership interests.

The Company leases all of its 276 retail stores. As of February 3, 1996, the total remaining minimum annual payments for the Company's retail stores (excluding closed stores) were $154,213,000 to the lease expiration dates. The lease and license expiration dates (without regard to renewal options) range from 1996 to 2015.

Twenty-three of these leases are with entities in which the Haft family has substantially all the beneficial interest, two are with joint ventures in which Dart owns the majority interest and the remaining partnership interests are held by members of the Haft family, and two are subleased from Crown Books (a total of 27 leases). These 27 leases provide for various termination dates that range from 1996 to 2024 and require payment of future minimum rentals aggregating $49,979,000 (including renewal options) at February 3, 1996. These lease agreements also require payment of a percentage of sales in excess of a stated minimum. Annual fees and rentals paid to Haft-owned entities for stores and office and warehouse space was $6,295,000 in the year ended February 3, 1996.

On February 10, 1995, after a legal review by Dart's Executive Committee, Dart filed a complaint for rescission of the Pennsy Leases and for the return of rent paid since 1991 on such leases. See Item 3 - Legal Proceedings. The Executive Committees of Dart, Trak Auto and Crown Books have also undertaken a legal review of other leasing arrangements and real estate related transactions between Dart, the Company or Crown Books, on the one hand, and Haft-owned entities, on the other hand. The Executive Committees have not yet determined whether other actions will be taken as a result of this legal review.

Item 3.  Legal Proceedings

Robert M. Haft Employment Litigation

In August 1993, Robert M. Haft, a former president of Crown Books and Dart, filed a lawsuit in the United States District Court for the District of Delaware, Robert M. Haft v. Dart Group Corporation, et al. (D. Del. Civ. A. No. 93-384), naming as defendants Dart and two of its subsidiaries, Crown Books and Trak Auto. The complaint, as amended, alleged breach of contract regarding various employment, stock option, stock incentive and loan agreements and sought declaratory judgment regarding a stock incentive agreement and a possible right by Robert M. Haft to acquire an interest in Total Beverage, all in connection with the termination of Robert M. Haft's employment in June 1993. The complaint, as amended, sought unspecified damages, costs and attorneys' fees.

On September 20, 1994, a jury found that Dart had breached its employment contract with Robert M. Haft and awarded him damages against Dart (equivalent to the compensation projected to be due over a ten-year period) in the amount of $18,856,964. The jury also found that Crown Books had breached an employment agreement with Robert Haft and awarded him damages (equivalent to the compensation projected to be due over a ten-year period) against Crown Books in the amount of $12,800,910.

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

Robert M. Haft asked the judge presiding over the case to award him additional damages in the amount of approximately $2.4 million based on the failure of Crown Books to deliver 100,000 shares of unrestricted common stock of Crown Books, which he would have a right to receive under the ISA in the event of his termination without cause by Crown Books, when he demanded them in August 1993. Robert M. Haft also requested a declaratory judgment on his claim against Dart, Crown Books and Trak Auto arising from certain stock options granted to him by those corporations and his claim that he has a purchase option for an interest in Total Beverage.

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

(2) The court found that Robert M. Haft was entitled to exercise certain employee stock options under the 1981 and 1992 Stock Option Plans of Dart, the Crown Books Stock Option Plan adopted March 12, 1987, and the Trak Auto Corporation Stock Option Plan adopted March 24, 1987. As to options that had expired during the pendency of the case, the court extended the time for exercise for a period equal to the period from June 30, 1993 to the expiration date. As to options that had not yet expired, the court extended the exercise date for a period equal to the period from June 30, 1993 until final judgment was entered. (Under the relevant plans, Robert M. Haft would be entitled to exercise options for 50,000 of Class A Common Stock of Dart having exercise prices of $71.50 - $104.50 per share, 80,000 shares of Crown Books Common Stock having exercise prices of $21.45 - $23.93 per share and 40,000 shares of Trak Auto Common Stock having exercise prices of $6.60 - $13.75 per share.); and

(3) The court found that Robert M. Haft has the right to purchase for $149,400 ten percent of Dart's interest in the entity that acquired the assets of Total Beverage's Chantilly, Virginia store.

The court entered final judgment on all claims in this lawsuit on March 23, 1995. On April 6, 1995, Dart and Crown Books filed with the court a motion for a new trial and/or reduction of damages challenging the court's breach of contract findings, damages awards and certain evidentiary rulings. In October 1995, the court denied such motion. On October 16, 1995, Dart, Crown Books and Trak Auto filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit.

Derivative Litigation

In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI"), Combined Properties Limited Partnership and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants Dart, Trak Auto, Crown Books, Shoppers Food, Total Beverage and Cabot-Morgan Real Estate Company.

The complaint, as amended on January 12, 1995, alleges waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the Combined Properties defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, the employment agreement entered into by Ronald S. Haft and Dart on August 1, 1993 (the "RSH Employment Agreement"), the sale of 172,730 shares of Dart Class B Common Stock by Herbert
H. Haft to Ronald S. Haft, and the compensation paid to the Executive Committee. Plaintiffs seek an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

On April 27, 1995, the Kahn Derivative Plaintiffs and the Special Litigation Committee of Dart's Board of Directors filed a Stipulation and Order which, if entered by the court, would (i) dismiss claims against Douglas M. Bregman and Bonita A. Wilson and (ii) realign Dart as a party plaintiff to the amended complaint. The court has not yet acted upon this Stipulation.

In November 1993, Robert M. Haft filed another lawsuit in the Delaware Court of Chancery for New Castle County. The lawsuit names as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names Dart as a nominal defendant. The complaint derivatively alleges interested director transactions, breach of fiduciary duty and waste in connection with the RSH Employment Agreement. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft and the RSH Employment Agreement. The complaint seeks rescission of the sale of such shares and the RSH Employment Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

In January 1994, a Special Litigation Committee consisting of two outside, independent directors of Dart, Crown Books and Trak Auto was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in these two derivative lawsuits. (Since the death of one member in December 1994, the Special Litigation Committee has consisted of one director.) In September 1994, the Special Litigation Committee moved for dismissal of certain claims in those derivative lawsuits and for realignment of the parties to permit Dart to prosecute other claims in those derivative lawsuits. This motion is still pending before the court.

In connection with the RSH Settlement, on October 11, 1995, the plaintiff shareholders, Ronald S. Haft, Combined Properties, Inc., Dart, Trak Auto and Crown Books entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation"). Pursuant to the Stipulation, the claims against Ronald S. Haft and Combined Properties, Inc. will be dismissed on the merits and with prejudice as against the shareholder plaintiffs and Dart and its subsidiaries, if the RSH Settlement and dismissal of these claims are approved by the Delaware Court of Chancery.

Given that these derivative lawsuits are brought in the name of Dart and its subsidiaries, recovery in them would inure to the benefit of Dart and its subsidiaries if the claims are successfully litigated or settled. Therefore, in the opinion of management, resolution of these actions will not have a material adverse effect on the consolidated financial condition or results or operations of the Company.

Pennsy Warehouse Litigation

In late 1994, the Executive Committee of Dart's Board of Directors undertook a legal review of the Pennsy Leases. By their terms, the Pennsy Leases, which run to 2016, require annual rental payments of $855,000 subject to escalation in 1996 and thereafter based on increases in the Consumer Price Index. The lease terms also require the lessee to pay real estate taxes, insurance, utilities, and maintenance expenses. At January 31, 1996, Dart had reserved approximately $18.5 million for the obligations represented by the Pennsy Leases.

As a result of this review, on February 10, 1995, Dart filed a complaint (the "Pennsy Warehouse Litigation") in Circuit Court for Prince George's County, Maryland, alleging breaches of fiduciary duty, waste and other irregularities by certain members of the Haft family and others in connection with the Pennsy Leases and, in particular, with the resumption of rental payments for these warehouses in 1991 following the bankruptcy of the prior tenant, Dart Drug Stores, Inc. The complaint seeks rescission of the Pennsy Leases, restitution of approximately $4.2 million of rent paid since 1991 and other monetary damages.

Herbert H. Haft Proxy Litigation

In connection with Herbert H. Haft's sale of 172,730 shares of Dart Class B Common Stock to Ronald S. Haft on July 28, 1993 (the "Stock Sale Agreement"), Ronald S. Haft purportedly granted Herbert H. Haft an irrevocable proxy (the "Proxy") to vote these shares of stock "to the same extent and with the same effect as Ronald S. Haft might or could do under any applicable laws or regulations governing the rights and powers of shareholders of Dart," until Herbert H. Haft's death or incapacitation. On June 30, 1995, Ronald S. Haft sent a letter to Herbert H. Haft purportedly revoking this proxy.

On July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft and, nominally, Dart in the Delaware Court of Chancery for New Castle County for Herbert H. Haft's alleged breach of contract and breach of fiduciary duties to Ronald S. Haft and to Dart in connection with the Proxy (Ronald S. Haft v. Herbert H. Haft, et al., Civ. A. No. 14425). In this action, Ronald S. Haft seeks a declaration that the Proxy is revocable or would be revocable under certain conditions, as well as costs and attorneys' fees. Ronald S. Haft also requests that the court require Dart to refuse to recognize the validity of the Proxy. On August 9, 1995, Herbert H. Haft filed an Answer and Counterclaim denying liability and requesting rescission of the Stock Sale Agreement because of Ronald S. Haft's alleged breach of contract and other grounds. On September 25, 1995, Dart filed its answer in this action. Both Ronald S. Haft and Herbert H. Haft have moved for summary judgment in this lawsuit. On November 14, 1995, the court denied Ronald S. Haft's motion for summary judgment; Herbert H. Haft's motion for summary judgment remains pending.

As part of the RSH Settlement, on October 6, 1995, Dart purchased from Ronald
S. Haft the 172,730 shares of Dart Class B Common Stock that were subject to the Proxy.

Section 225 Action by Robert, Gloria and Linda Haft

On October 17, 1995, Robert M. Haft, Gloria G. Haft and Linda G. Haft (collectively "RGL") filed a lawsuit captioned Gloria G. Haft, et al. v. Larry
G. Schafran, et al., Del. Ch., Civ. A. No. 14620 (the "Section 225 Action"), in the Delaware Court of Chancery for New Castle County naming as defendants Dart and all of its directors. RGL seek an order, under Section 225 of the Delaware General Corporation Law, declaring that RGL validly removed all of Dart's directors and replaced them with three individuals (John L. Mason, Ellen V. Sigal and Michael Ryan), whom RGL purport to have elected. Such purported election is premised on RGL's contention that RGL own a majority of Dart's voting stock because, they argue, (i) the 172,730 Class B shares subject to Herbert H. Haft's proxy have been purchased by Dart and may not be voted and
(ii) the shares of Dart Class B Common Stock placed in a voting trust (the "Trust Shares") by Ronald S. Haft pursuant to the RSH Settlement also are not entitled to vote because they have been unlawfully issued or they should be deemed to be owned by Dart.

Dart's position is that this lawsuit is without merit and that the purported action by RGL to reconstitute the Board of Directors is invalid. On October 27, 1995, Dart filed a motion for summary judgment.

Challenge to RSH Settlement by Herbert H. Haft

On November 6, 1995, Herbert H. Haft filed a lawsuit captioned Herbert H. Haft
v. Dart Group Corporation, et al., Del. Ch., Civ. A. No. 14685, in the Delaware Court of Chancery for New Castle County naming as defendants Dart, all of its directors except Herbert H. Haft, RGL, John L. Mason, Ellen V. Sigal and Michael Ryan. Herbert H. Haft seeks a judgment (i) declaring the RSH Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Dart Class B Common Stock belong to him, were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power; (iv) declaring that the Trust Shares may not be lawfully voted; and (v) declaring that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart.

Dart's position is that this lawsuit, except for the declaration sought that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart, is without merit. Herbert H. Haft disagrees with Dart's position.

Standstill Order

In connection with the legal challenges to the RSH Settlement, on December 6, 1995, the Delaware Court of Chancery entered the Standstill Order, which restricts certain actions by Dart. Without further order of the court, Dart may not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors (Herbert H. Haft, Ronald S. Haft, Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman) or any of its subsidiaries; (iii) change the current Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and the other parties to the Section 225 Action not less than seven days written notice, Dart may not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries,
(b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the Standstill Order, the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3 million.


Other

Dart is engaged in discussions with Haft family members to explore opportunities to settle litigation pending between the parties. There can be no assurance that any settlement will be reached or as to the terms or timing of any settlement, if one occurs.

Dart and the Company are defendants in litigation (Rollerson v. Dart
Group Corporation, et al., D.D.C. Civ. Action No. 95-CV-1172) involving a former employee of the Company alleging sexual harassment. The suit claims $30 million in compensatory and punitive damages. Dart and the Company have filed a motion for summary judgement and are awaiting a decision. While both Dart and the Company are defending the suit vigorously and have made no accrual for this litigation, it is not possible to assess the likelihood of plaintiff's establishing liability against Dart or the Company, nor predict the amount of damages that might be awarded in the event the claim succeeds. Management does not anticipate that actual damages, if any, will bear any relation to the magnitude of the damages claimed.

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material effect upon the consolidated financial condition and results of operations of the Company.

The Company recorded expenses of approximately $780,000, $640,000 and $400,000 during the years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively, for legal expenses incurred during these years.

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

              Quarter Ended          High          Low
              -------------          ----          ---
              April 30, 1994         13 7/8       11
              July 30, 1994          17           12 1/4
              October 29, 1994       20           14
              January 28, 1995       18           15
              April 29, 1995         20 7/8       16 7/8
              July 29, 1995          17 3/4       15 3/8
              October 28, 1995       16 1/2       14 9/16
              February 3, 1996       16 1/4       15

There were approximately 150 record holders of the Common Stock as of April 30, 1996.

The Company has not paid dividends during the past two fiscal years and does not expect to pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

INCOME STATEMENT DATA:    (in thousands, except per share and sales % data)

                                                 Fiscal Year
                             --------------------------------------------------
                               1996      1995      1994       1993      1992
                             --------   --------  --------  ---------  --------
Sales                        $342,242   $348,599  $334,798  $315,793   $319,635
Interest and other income       2,358      1,887     1,562     1,759      1,145
Cost of sales, store
  occupancy and
  warehousing                 253,582    256,210   255,669   233,472    242,787
Selling and administrative     69,626     69,260    70,838    66,053     64,918
Depreciation and
  Amortization                  6,292      6,004     6,756     6,029      6,488
Interest expense                3,638      3,849     3,561     3,521      3,549
Restructuring charge              -          -         -       7,400        -
Unusual item                      -          -         -       3,894        -
Income (loss) before
  income taxes                 11,462     15,163      (464)    4,971      3,038
Income before
  cumulative effect of
  change in accounting
  principle                     7,290     10,265        81     3,355      2,084
Cumulative effect of change
  in accounting principle         -          -         -       1,658        -
Net income                      7,290     10,265        81     5,013      2,084

Per share data:
Income before
  cumulative effect of
  change in accounting
  principle                  $   1.23   $   1.67   $    .01 $    .57   $    .36
Cumulative effect of change
  in accounting principle         -          -          -        .28        -
Net income                   $   1.23   $   1.67   $    .01 $    .85   $    .36

Weighted average common
  share and common share
  equivalents outstanding       5,928      6,139      6,107    5,928      5,795
Percentage increase
  (decrease) in sales
  Total stores                   (1.8)%     4.1%      6.0%    (1.2)%      9.1%
  Comparative stores             (2.7)%     2.1%      1.3%     2.6%       6.1%

BALANCE SHEET DATA:                           (in thousands)

                                          at end of Fiscal Year
                           ------------------------------------------------
                             1996      1995      1994       1993      1992
                           --------  --------  --------   -------   --------
Current assets             $133,993  $137,306  $129,805  $119,831   $101,404
Current liabilities          75,348    75,293    75,737    59,662     53,370
Working capital              58,645    62,013    54,068    60,169     48,034
Total assets                187,595   187,649   179,149   165,104    144,573
Long-term obligations        30,064    31,797    33,737    36,159     29,800
Stockholders' equity         82,183    80,559    69,675    69,283     61,403

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Control of Dart

Dart owns 67.3% of the outstanding common stock of Trak Auto. Dart's voting stock, the Class B Common Stock, has been beneficially owned by Haft family members.

The termination of Robert M. Haft as President and Chief Operating Officer of Dart and as Chief Executive Officer and President of Crown Books in 1993, the appointment of Ronald S. Haft as President and Chief Operating Officer of Dart and the ensuing disagreements between Ronald S. Haft and Herbert H. Haft in 1994 has resulted in significant disputes over which Haft family members control Dart. As a result of these disputes, Dart has been involved in significant litigation involving Haft family members. See Item 3 - Legal Proceedings.

On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of dispute between the Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. Because Herbert
H. Haft is and Ronald S. Haft was an executive officer and/or director of Trak Auto, on October 11, 1994, the Board of Directors of Trak Auto established an Executive Committee comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert Haft and Ronald Haft concerning issues involving Dart and Trak Auto have been extensive. Accordingly, the respective Executive Committees assumed day-to-day involvement in these disputed issues and other matters affecting Dart and Trak Auto, in particular matters relating to litigation to which Dart or Trak Auto is a party. While the Executive Committee remains involved in the day-to-day affairs of Dart, its continuing role is dependent upon future developments.

In connection with the RSH Settlement, Ronald S. Haft resigned his positions as a director and officer of Dart and each of its subsidiaries. The Standstill Order contemplates that Ronald S. Haft will continue as a director of Dart while the Standstill Order is in effect. (Herbert H. Haft contends that Ronald
S. Haft is no longer a director.)

On October 6, 1995, Dart and Ronald S. Haft entered into the RSH Settlement, which is subject to legal challenge. See Item 3 - Legal Proceedings. If sustained, the RSH Settlement transactions were intended to have the effect, by their terms, of transferring majority control of Dart's voting stock to one or more voting trustees under the Voting Trust Agreement. On December 28, 1995, the initial Voting Trustees resigned and appointed Richard B. Stone as successor Voting Trustee.

In connection with legal challenges to the RSH Settlement, on December 6, 1995, the Delaware Court of Chancery entered the Standstill Order, which restricts

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

certain actions by Dart. Without further order of the court, Dart may not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors (Herbert H. Haft, Ronald S. Haft, Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman) or any of its subsidiaries; (iii) change the current Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and certain other litigants not less than seven days written notice, Dart may not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the Standstill Order, the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3 million.

Although the impact cannot be precisely measured, management believes that the continued uncertainty relating to the control of Dart and the surrounding litigation has adversely affected the Company's reputation among banks, vendors and landlords and made the Company's efforts to recruit highly-qualified personnel more difficult. The uncertainty surrounding control of Dart (and the associated adverse effects of such uncertainty) may continue until pending litigation is adjudicated or settled.

Dart is engaged in discussions with Haft family members to explore opportunities to settle litigation pending between the parties. See Item 3 - Legal Proceedings. There can be no assurance that any settlement will be reached or as to the terms or timing of any settlement, if one occurs.

Outlook

Except for historical information, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Actual results may differ materially due to a variety of factors, including the results of ongoing litigation affecting the Company, the Company's ability to open new stores and close other stores, the effect of national and regional economic conditions, and the availability of capital to fund operations. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

In January 1996, the Company acquired the assets of 14 stores in Pittsburgh for approximately $6.2 million (at February 3, 1996, approximately $5.8 million had been paid). The Company is currently remodeling the stores to convert them to the Trak Auto concept. This acquisition makes the Company the largest auto parts retailer in Pittsburgh, which management believes offers significant

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

growth opportunities. The Company is currently seeking additional locations in Pittsburgh and expects to open new stores over the next two years.

The Company believes that its superstore concept presents significant growth opportunities and intends to open new Super Trak and Super Trak Warehouse stores in existing and possibly new markets. In the past, these superstores have generated higher sales at locations converted from Classic Trak stores as well as higher gross margins as a result of a change in product mix (increased hard parts). The Company believes that as superstores mature, operating expenses as a percentage of sales will decrease. In addition, the Company may from time to time expand its retail operations through acquisitions of existing stores from third parties in existing and possibly new markets.

The Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores. The Company may from time to time close, relocate or sell stores (or groups of stores) that are not satisfying certain performance objectives.

Liquidity and Capital Resources

Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, decreased by $10,575,000 to $13,559,000 at February 3, 1996 from $24,134,000 at January 28, 1995. The decrease was primarily the result of the $5.8 million acquisition of the merchandise inventory and fixed assets of 14 stores in the Pittsburgh, Pennsylvania market, the $6.9 million repurchase of approximately 310,000 shares of outstanding Common Stock and capital expenditures.

Operating activities provided $7,598,000 to the Company for the 53 weeks ended February 3, 1996 ("fiscal 1996") compared to $17,829,000 for the 52 weeks ended January 28, 1995 ("fiscal 1995"). The decrease was primarily due to a $6.4 million decline in retail sales and $495,000 start-up costs associated with entry into the Pittsburgh market.

Investing activities used $12,039,000 of the Company's funds in fiscal 1996 compared to $10,530,000 in fiscal 1995. The increase was primarily due to the Pittsburgh acquisition (discussed above) and was partially offset by a net reduction in the Company's marketable debt securities. Capital expenditures were $7,835,000 in fiscal 1996 as a result of opening or converting Super Trak or Super Trak Warehouse stores.

Financing activities used $6,134,000 of the Company's funds in fiscal 1996, which principally resulted from the repurchase of outstanding shares of Common Stock and was partially offset by proceeds from the exercise of stock options. On December 21, 1994, Trak Auto offered to buy back from its shareholders approximately 24% of the outstanding Common Stock, or 1,500,000 shares, at a

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

price of $17.50 per share. On February 6, 1995, Trak Auto amended the offer by increasing the purchase price to $20.50 per share, and made certain other changes. When the offer expired on February 28, 1995, Trak Auto had repurchased approximately 310,000 shares for a total consideration of $6,363,000 plus expenses of approximately $541,000.

The Company funds its requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. The Company's primary capital requirements relate to remodelings, new store openings (including purchases of inventory and the costs of store fixtures and leasehold improvements), and acquisitions. As of February 3, 1996, the Company had entered into lease agreements to open seven new stores and amendments to existing lease agreements to convert two Classic Trak stores into Super Trak or Super Trak Warehouse stores.

At February 3, 1996

Working capital decreased to $58,645,000 in fiscal 1996 primarily as a result of the costs associated with the entry into the Pittsburgh market, capital expenditures for new store openings and the repurchase of outstanding common stock. These uses of working capital were partially offset by operating results.

At January 28, 1995

Working capital increased to $62,013,000 in fiscal 1995 as a result of the Company's record year operating results.

Results of Operations

  Year Ended February 3, 1996 Compared to the Year Ended January 28, 1995

During fiscal 1996, the Company opened or converted 17 Super Trak stores and 23 Super Trak Warehouse stores and closed or converted 36 Classic Trak stores and ten Super Trak stores. At February 3, 1996, the Company had 276 stores, including 113 Super Trak stores and 30 Super Trak Warehouse stores.

Sales of $342,242,000 for fiscal 1996 decreased by $6,357,000 or 1.8% compared to fiscal 1995. The decrease was primarily due to lower sales during the 13 weeks ended April 29, 1995 compared to the 13 weeks ended April 30, 1994, as a result of the mild winter conditions in Chicago and Washington, D.C. metropolitan areas. (Extremely cold weather tends to enhance sales by causing a higher incidence of parts failure and the need for anti-freeze). In addition, sales were down due to a net decrease in the number of stores. The sales decrease was partially offset by 53 weeks of sales during fiscal 1996 compared to 52 weeks of sales in fiscal 1995. The extra sales week was approximately

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

$6,000,000. Comparable sales (stores open more than one year) decreased 2.7% in fiscal 1996 compared to the 53 weeks ended February 4, 1995. Sales for comparable Super Trak stores increased 0.1% in fiscal 1996. Sales for comparable Classic Trak stores decreased 3.9% in fiscal 1996. Sales for Super Trak and Super Trak Warehouse stores represented 56.2% of total sales during fiscal 1996 compared to 42.6% for fiscal 1995.

Interest and other income increased by $471,000 in fiscal 1996 when compared to fiscal 1995. The increase was primarily due to higher interest rates on the Company's short-term investments.

Cost of sales, store occupancy and warehousing expenses (excluding closed store reserves) as a percentage of sales were 74.0% in fiscal 1996 compared to 73.0% in fiscal 1995. The increases were primarily due to a decrease in net advertising income as a result of increased advertising costs and increased occupancy costs for Super Trak and Super Trak Warehouse stores and were partially offset by increased store margins. The Company recorded closed store reserves of $418,000 and $1,580,000 in fiscal 1996 and 1995, respectively. These reserves are for future lease obligations and net book value of leasehold improvements for underperforming stores.

Selling and administrative expenses as a percentage of sales were 20.3% in fiscal 1996 compared to 19.9% in fiscal 1995. The increase was primarily due to increased payroll costs as a percentage of sales (actual payroll dollars remained almost the same) and to increased health benefit costs.

Depreciation and amortization expenses increased $288,000 in fiscal 1996 compared to fiscal 1995. The increase was primarily the result of increased fixed assets for new Super Trak and Super Trak Warehouse stores.

Interest expense decreased $211,000 in fiscal 1996 compared to fiscal 1995.

Net income decreased $2,975,000 (29.0%) from $10,265,000 in fiscal 1995 to $7,290,000 in fiscal 1996 as a result of the foregoing factors.

The effective income tax rate was 36.4% in fiscal 1996 compared to 32.3% in fiscal 1995. The increase was primarily the result of the valuation allowance reversal in fiscal 1995 and is partially offset by a lower pre-tax income in fiscal 1996 compared to fiscal 1995.

  Year Ended January 28, 1995 Compared to the Year Ended January 29, 1994

During the year ended January 28, 1995, the Company closed 58 Classic Trak stores and opened 20 Super Trak stores and 6 Super Trak Warehouse stores as well as converted 14 Classic Trak stores to Super Trak stores.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

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

Interest and other income increased by $325,000 for the year ended January 28, 1995 when compared to the same period in the prior year. The increase was primarily due to rental income resulting from a temporary sublease for a portion of the Ontario, California warehouse. In addition, interest income increased during the year ended January 28, 1995 compared to the same period in the prior year as a result of increased funds available for short-term investment.

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

Selling and administrative expenses as a percentage of sales were 19.9% for the year ended January 28, 1995 compared to 21.1% for the year ended January 29, 1994. The decrease was primarily due to lower payroll costs as a result of the Company's efforts to control store hours and administrative overhead and the maturity of Super Trak stores.

Depreciation and amortization expenses decreased $752,000 for the year ended January 28, 1995 when compared to the same period in the prior year. The decrease was primarily the result of store closings and the full depreciation of point-of-sale register systems.

The effective income tax rate was 32.3% for the year ended January 28, 1995. The effective rate was lower than statutory rates primarily due to the reversal of a $728,000 deferred tax valuation allowance. Management has concluded that based on the weight of currently available evidence, it is more likely than not that the entire deferred tax asset is realizable.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)



Effects of Inflation

Inflation in the past several years has not had a significant impact on the Company's business. The Company believes it will be able to recover future cost increases due to inflation by increasing selling prices.

Item 8.  Financial Statements and Supplementary Data

           Financial Statements

                                                               Page No.

            Report of Independent Public Accountants              31

            Consolidated Balance Sheets                        32 - 33

            Consolidated Statements of Income                     34

            Consolidated Statements of Stockholders' Equity       35

            Consolidated Statements of Cash Flows              36 - 37

            Notes to Consolidated Financial Statements         38 - 64

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO TRAK AUTO CORPORATION:

We have audited the accompanying consolidated balance sheets of Trak Auto Corporation (a Delaware corporation and a majority-owned subsidiary of Dart Group Corporation) and subsidiaries as of February 3, 1996 and January 28, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trak Auto Corporation and subsidiaries as of February 3, 1996 and January 28, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 1996, in conformity with generally accepted accounting principles.





                                        ARTHUR ANDERSEN LLP



Washington, D.C.
April 26, 1996

                       TRAK AUTO CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                                       ASSETS


                                           February 3,     January 28,
                                              1996            1995
                                          ------------    ------------
 Current Assets:
   Cash                                   $  5,411,000    $  5,196,000
   Short-term instruments                    8,148,000      18,938,000
   Marketable debt securities                8,654,000      10,133,000
   Accounts receivable                       4,709,000       5,330,000
   Merchandise inventories                  99,471,000      89,797,000
   Deferred income taxes                     6,566,000       6,842,000
   Other current assets                      1,034,000       1,070,000
                                          ------------    ------------
     Total Current Assets                  133,993,000     137,306,000
                                          ------------    ------------


 Property and Equipment, at cost:
   Furniture, fixtures and equipment        56,982,000      49,008,000
   Leasehold improvements                   10,196,000       9,185,000
   Property under capital leases            22,032,000      23 667,000
                                          ------------    ------------
                                            89,210,000      81,860,000
 Accumulated Depreciation
   and Amortization                         42,324,000      37,638,000
                                          ------------    ------------
                                            46,886,000      44,222,000
                                          ------------    ------------

 Other Assets                                1,787,000         247,000
                                          ------------    ------------

 Deferred Income Taxes                       4,929,000       5,874,000
                                          ------------    ------------

 Total Assets                             $187,595,000    $187,649,000
                                          ============    ============



See notes to consolidated financial statements.

                       TRAK AUTO CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                           February 3,     January 28,
                                              1996            1995
                                          ------------    ------------
 Current Liabilities:
   Accounts payable, trade                $ 46,431,000    $ 50,403,000
   Income taxes payable                        698,000         393,000
   Accrued expenses-
     Salary and benefits                    11,463,000      10,054,000
     Taxes other than income                 5,185,000       5,053,000
     Other                                  11,399,000       8,944,000
   Current portion of obligations under
     capital leases                            101,000         261,000
   Due to affiliate                             71,000         185,000
                                          ------------    ------------
       Total Current Liabilities            75,348,000      75,293,000
                                          ------------    ------------

 Obligations under Capital Leases           26,802,000      26,541,000
                                          ------------    ------------
 Reserve for Store Closings and
   Restructuring                             3,167,000       5,029,000
                                          ------------    ------------
 Other                                          95,000         227,000
                                          ------------    ------------
       Total Liabilities                   105,412,000     107,090,000
                                          ------------    ------------


 Stockholders' Equity
   Common stock, par value $.01 per
     share; 15,000,000 shares
     authorized; 6,416,058 and
     6,331,458 shares issued
     respectively                               64,000          63,000
   Paid-in capital                          46,236,000      45,206,000
   Unrealized investment gain (losses)          97,000        (110,000)
   Retained earnings                        44,506,000      37,216,000
   Treasury stock, 528,190 and
     217,812 shares of common
     stock at cost, respectively            (8,720,000)     (1,816,000)
                                          ------------    ------------
       Total Stockholders' Equity           82,183,000      80,559,000
                                          ------------    ------------

 Total Liabilities and Stockholders'
   Equity                                 $187,595,000    $187,649,000
                                          ============    ============



See notes to consolidated financial statements.

                      TRAK AUTO CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME

                                                 Years Ended
                                   ----------------------------------------
                                    February 3,   January 28,   January 29,
                                       1996          1995          1994
                                   ------------  ------------  ------------
 Sales                             $342,242,000  $348,599,000  $334,798,000
 Interest and other income            2,358,000     1,887,000     1,562,000
                                   ------------  ------------  ------------
                                    344,600,000   350,486,000   336,360,000
                                   ------------  ------------  ------------

 Cost of sales, store occupancy
   and warehousing                  253,582,000   256,210,000   255,669,000
 Selling and administrative          69,626,000    69,260,000    70,838,000
 Depreciation and amortization        6,292,000     6,004,000     6,756,000
 Interest expense                     3,638,000     3,849,000     3,561,000
                                   ------------  ------------  ------------
                                    333,138,000   335,323,000   336,824,000
                                   ------------  ------------  ------------

 Income (loss) before income
   taxes                             11,462,000    15,163,000      (464,000)
 Income taxes (benefit)               4,172,000     4,898,000      (545,000)
                                   ------------  ------------  ------------
 Net income                        $  7,290,000  $ 10,265,000  $     81,000
                                   ============  ============  ============

 Weighted average common share
   and common share equivalents
   outstanding                        5,928,000     6,139,000     6,107,000
                                   ============  ============   ===========

 Per share data:
   Net income                      $     1.23    $     1.67    $      .01
                                   ============  ============  ============

See notes to consolidated financial statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                 Years Ended
                                   ----------------------------------------
                                    February 3,   January 28,   January 39,
                                       1996          1995          1994
                                   ------------  ------------  ------------
 Common Stock:
   Balance, beginning of
     period                        $     63,000  $     63,000  $     63,000
   Stock options exercised                1,000         -             -
                                   ------------  ------------  ------------
   Balance, end of period          $     64,000  $     63,000  $     63,000
                                   ============  ============  ============

 Note Receivable:
   Balance, beginning of period    $      -      $      -      $   (124,000)
   Payment of note receivable             -             -           124,000
                                   ------------  ------------  ------------
   Balance, end of period          $      -      $      -      $      -
                                   ============  ============  ============

 Paid-in Capital:
   Balance, beginning of period    $ 45,206,000  $ 44,477,000  $ 44,290,000
   Stock options exercised            1,030,000       729,000       187,000
                                   ------------  ------------  ------------
   Balance, end of period          $ 46,236,000  $ 45,206,000  $ 44,477,000
                                   ============  ============  ============

 Unrealized Investment Gains
   (Losses)                        $     97,000  $   (110,000) $      -
                                   ============  ============  ============

 Retained Earnings:
   Balance, beginning of period    $ 37,216,000  $ 26,951,000  $ 26,870,000
   Net income                         7,290,000    10,265,000        81,000
                                   ------------  ------------  ------------
   Balance, end of period          $ 44,506,000  $ 37,216,000  $ 26,951,000
                                   ============  ============  ============

Treasury Stock:
   Balance, beginning of period    $ (1,816,000) $ (1,816,000) $ (1,816,000)
   Common Stock repurchased          (6,904,000)        -             -
                                   ------------   -----------   ----------
   Balance, end of period          $ (8,720,000) $ (1,816,000) $ (1,816,000)
                                   ============  ============  ============

 Common Stock Outstanding:
   Balance, beginning of period       6,113,646     6,052,685     6,039,386
   Stock Options Exercised               84,600        60,961        13,299
   Common Stock repurchased            (310,378)        -             -
                                   ------------  ------------   ----------
   Balance, end of period             5,887,868     6,113,646     6,052,685
                                   ============  ============   ===========


 See notes to consolidated financial statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended
                                   ------------------------------------------
                                    February 3,    January 28,    January 29,
                                       1996           1995          1994
                                   -------------  -------------  ------------
 Cash Flows from Operating
   Activities:
   Net Income                      $   7,290,000  $  10,265,000  $     81,000
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation and amortization     6,292,000      6,004,000     6,756,000
     Provision for store closings
       and restructuring                 418,000      1,580,000      (943,000)
     Change in assets and
       liabilities:
       Accounts receivable               738,000      1,004,000     1,522,000
       Merchandise inventories        (6,871,000)     4,165,000   (16,318,000)
       Due from affiliate                   -           205,000       (20,000)
       Other current assets               36,000        (80,000)      (25,000)
       Deferred income taxes           1,227,000     (3,382,000)   (2,401,000)
       Other assets                       42,000         (8,000)      105,000
       Accounts payable, trade        (4,088,000)       477,000    12,735,000
       Accrued expenses                4,953,000        255,000     2,689,000
       Due to affiliate                 (137,000)         -           (35,000)
       Income taxes payable              305,000       (762,000)    1,627,000
       Reserve for closed
         stores                       (2,607,000)    (1,894,000)   (1,039,000)
                                    -------------  -------------  ------------
         Net cash provided by
           operating activities    $   7,598,000  $  17,829,000  $  4,734,000
                                   -------------  -------------  ------------

 Cash Flows from Investing
   Activities:
   Capital expenditures            $  (7,835,000) $  (7,953,000) $(12,389,000)
   Purchase of Pittsburgh
     store assets                     (5,767,000)         -             -
   Purchase of U.S. Treasury
     Notes                              (499,000)   (36,380,000)  (25,777,000)
   Dispositions of United States
     Treasury Notes                      500,000     33,097,000    23,414,000
   Dispositions of marketable
     debt securities                   1,092,000      4,540,000     1,400,000


                         (Continued on following page)

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                                                 Years Ended
                                   ----------------------------------------
                                    February 3,   January 28,   January 29,
                                       1996          1995          1994
                                   ------------  ------------  ------------
   Maturities of marketable
     debt securities                    470,000          -             -
   Disposition of reverse
     repurchase agreements                -        (1,023,000)        -
   Purchase of marketable
     debt securities                      -        (2,811,000)   (7,726,000)
                                   ------------  ------------  ------------
     Net cash used in
         investing activities      $(12,039,000) $(10,530,000) $(21,078,000)
                                   ------------  ------------  ------------

 Cash Flows from Financing
   Activities:
   Principal payments under
     capital lease obligations     $   (261,000) $   (212,000) $   (196,000)
   Purchase of treasury shares       (6,904,000)        -             -
   Proceeds from redemption
     of note receivable                   -             -           124,000
   Proceeds from exercise of
     stock options                    1,031,000       729,000       187,000
                                   ------------  ------------  ------------
     Net cash provided
       by (used in) financing
       activities                  $ (6,134,000) $    517,000  $    115,000
                                   ------------  ------------  ------------

 Net Increase (Decrease) in Cash
   and Equivalents                 $(10,575,000) $  7,816,000  $(16,229,000)

 Cash and Equivalents at
   Beginning of Year                 24,134,000    16,318,000    32,547,000
                                   ------------  ------------  ------------

 Cash and Equivalents at
   End of Year                     $ 13,559,000  $ 24,134,000  $ 16,318,000
                                   ============  ============  ============



 Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
   Interest                        $  3,638,000  $  3,849,000  $  3,561,000
   Income taxes                       3,339,000     8,948,000       340,000


See notes to consolidated financial statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994


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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Fiscal Year

The fiscal year ends on the Saturday nearest to January 31. The year ended February 3, 1996 included 53 weeks and the other fiscal years presented include 52 weeks.

Cash and Equivalents

The Company considers short-term instruments, consisting of United States Treasury Bills, purchased with a maturity of less than one year to be cash equivalents. The Company's United States Treasury Bills primarily consist of instruments with a maturity of less than four months.

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At February 3, 1996, market value was $97,000 greater than cost, net of income taxes. At February 3, 1996, the Company had no investments that qualified as trading or held to maturity.

The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities
sold is based on the specific identification method.   The following table
(which excludes money market funds) presents the estimated fair value of debt securities available for sale by contractual maturity at February 3, 1996:

       Due in one year or less                  $ 12,425,000
       Due after one year through three years      1,205,000
       Due after three years                       3,027,000
                                                ------------
                                                $ 16,657,000
                                                ============

Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

Fair Value of Financial Instruments

The fair values of current financial assets and liabilities are approximately the reported carrying amounts. No value has been placed on the Company's line of credit facility as any borrowings would bear interest at market rates.

Merchandise Inventories

The Company's inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At February 3, 1996 and January 28, 1995, inventories determined on a first-in, first-out basis would have been greater by $6,579,000 and $5,870,000, respectively.

Effective January 30, 1994, the Company changed its method for determining the index used to calculate the cost basis of the LIFO inventory for financial and income tax reporting purposes. Under the new method, the Company uses an index published by United States Bureau of Labor Statistics. Previously, an index determined by the Company based upon inventory cost changes between financial

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

reporting periods, was utilized. This change has been accounted for as a change in accounting principle in the accompanying financial statements. Due to limitations in the availability of historical information, it is not possible to determine the effect, if any, on net income for the year ending January 28, 1995 of the corresponding cumulative catch-up adjustment or on retained earnings at January 28, 1995. Accordingly, the change in method was accounted for on a prospective basis from January 30, 1994 and the effect on per share data, if any, is not available.

Property and Equipment

Property and equipment are recorded at cost. The Company depreciates furniture, fixtures and most equipment generally over a ten year period using the straight-line method. Computer equipment is depreciated over a five year period using the straight-line method. Computer software is charged to expense in the year of acquisition. All stores and some equipment are leased. Improvements to leased premises are amortized over a ten year period or the term of the lease, whichever is shorter. Assets (primarily buildings) financed through asset-based financing arrangements are depreciated over the lives of the leases. Accumulated amortization for assets under capital lease was $7,333,000 and $7,912,000 as of February 3, 1996 and January 28, 1995,
respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of short-term instruments, marketable debt securities and accounts receivable from vendors. The Company restricts investment of temporary cash investments to United States Treasury Notes and corporate notes and municipal securities with a high credit standing. Credit risk on accounts

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

receivable is minimized as a result of deducting such receivables from amounts payable to the vendors.

Earnings Per Share

Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents (certain stock options) outstanding during the periods. The difference between primary earnings per common share and fully diluted earnings per common share is not significant for the periods presented.

New Accounting Standards

The Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Long Lived Assets and Long-Lived Assets to be Disposed of and SFAS No. 123, Accounting for Stock Based Compensation, no later than its fiscal year ending February 1, 1997. The Company has determined that implementation of SFAS No. 121 will not have a material impact on its consolidated financial statements. The Company expects to disclose the fair value of options granted in a footnote to its consolidated financial statements, as permitted by SFAS No. 123.

Reclassifications

Certain reclassifications have been made to prior year statements to conform to current year presentation.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

NOTE 2 - INCOME TAXES

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

The provision for income taxes consists of the following:

                                            Fiscal Years
                              ----------------------------------------
                                  1996          1995          1994
                              ------------  ------------  ------------
     Current:
       Federal                $  2,474,000  $  5,255,000  $    687,000
       State                       477,000       847,000       108,000
                               -----------  ------------  ------------
                                 2,951,000     6,102,000       795,000
     Deferred:
       Federal                     829,000    (1,301,000)   (1,052,000)
       State                       392,000        97,000      (288,000)
                              ------------  ------------  ------------
                              $  4,172,000  $  4,898,000  $   (545,000)
                              ============  ============  ============

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

The effective tax rate is reconciled to the Federal statutory rate as follows:

                                            Fiscal Years
                              ----------------------------------------
                                  1996          1995          1994
                              ------------  ------------  ------------
 Federal statutory rate               35%           35%           34%
 Income taxes at Federal
     statutory rate           $  4,012,000  $  5,307,000  $   (158,000)
 Increase (decrease) in
   taxes resulting from:
     State income taxes,
       net of Federal
       income tax benefit          439,000       609,000      (118,000)
     Tax exempt municipal
       bond interest income        (64,000)     (108,000)      (50,000)
     Utilization of former
       Trak West net
       operating loss             (225,000)     (225,000)     (219,000)
     Effect of change in
       deferred tax
       valuation allowance           -          (728,000)        -
     Other                          10,000        43,000         -
                               -----------  ------------  ------------

 Income tax provision
   (benefit)                   $ 4,172,000  $  4,898,000  $   (545,000)
                               ===========  ============  ============

 Effective tax rate                  36.4%        32.3%       n/a
                               ===========  ============  ============

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994


The effect of each type of temporary difference and carryforward that gives use to a significant portion of deferred tax asset is as follows:

                                              February 3,     January 28,
                                                 1996             1995
                                            --------------   --------------
 Gross deferred tax assets:
  Capitalized leases treated as operating
    leases for tax purposes                 $    2,396,000   $    2,326,000
  Depreciation                                   1,031,000        1,321,000
  Uniform capitalization of inventory costs      2,161,000        2,099,000
  Reserve for expenses related to
    unusual item                                     -              206,000
  Reserve for stores closings and
    restructuring charges                        1,798,000        2,782,000
  Accrued rent                                     508,000          386,000
  Accrued legal expenses                             -              200,000
  Preacquisition basis adjustment for
    Trak West                                      262,000          394,000
  Accrued vacation reserve                         498,000          446,000
  Accrued self insurance reserve                 2,253,000        1,827,000
  State tax credit carryforward                    767,000          963,000
  Deferred income                                   83,000           99,000
  Capital loss carryfoward                          75,000           68,000
  Other                                             80,000          130,000
                                            --------------   --------------
    Deferred tax assets                         11,912,000       13,247,000

  Deferred tax liability:
    Book basis of asset acquired as a
      result of involuntary conversion            (417,000)        (531,000)
                                            --------------   --------------
  Net deferred tax asset                    $   11,495,000   $   12,716,000
                                            ==============   ==============

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

The Company established a valuation allowance of $728,000 against its deferred tax asset in fiscal 1993. During the year ended January 28, 1995, the Company reversed the $728,000 valuation allowance.

In the opinion of management, the deferred tax asset will be realized through projected future earnings. The Company has achieved taxable income in each of the last three years. The Company has a $201,000 capital loss carryforward which will expire in fiscal year 2010. During the year ended January 28, 1995 the Company entered into a tax sharing agreement with Dart, which would become effective, if and when the Company is consolidated with Dart's income tax returns.

NOTE 3 - RESTRUCTURING AND CLOSED STORE CHARGES

The Company continually evaluates its store operations and the need to close, relocate, or expand stores or convert existing Classic Trak stores into Super Trak or Super Trak Warehouse stores. The Company recognizes store closing costs when management determines to close a store. In prior years, the Company has also recognized the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Trak and Super Trak Warehouse concept. The costs associated with store closings and restructuring efforts are primarily unrecoverable lease obligations (rent, real estate taxes and common area charges, net of estimated sublease income) and the book value of leasehold improvements as of the actual or estimated closing date of a store.

As of February 3, 1996, the Company had reserves of $4,491,000 for store closings and restructurings. The restructuring reserve relates to 21 stores that have been closed or converted into Super Trak or Super Trak Warehouse stores and an additional 15 stores identified to be closed or converted but which have remained open. The closed store reserve relates to eight Classic Trak stores that were closed apart from the Company's restructuring efforts. The activity in the closed store and restructuring reserves during the last two years follows:

                                                      1996          1995
                                                  -----------   -----------
Reserve, beginning of year                        $ 6,945,000   $ 7,797,000
Less: Net provision recorded/(Charges)             (2,454,000)     (852,000)
                                                  -----------   -----------
Reserve, end of year                              $ 4,491,000   $ 6,945,000
                                                  ===========   ===========

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

Included in the activity for fiscal 1996 is an additional closed store and restructure reserve net provision of $673,000.

The lease obligation allocable to related party leases is approximately $939,000. The closed store and restructuring reserves as of February 3, 1996 are expected to be utilized as follows:

                  Fiscal
                   Year                  Total
                  ------                 -----
                   1997                $1,324,000
                   1998                 1,027,000
                   1999                   976,000
                   2000                   372,000
                   2001                   327,000
                   2002-2005              465,000
                                       ----------
                   Total               $4,491,000
                                       ==========


The amount recorded for future lease obligations has been estimated at 95% of the total lease obligation after the closing date because the Company believes that certain alternatives (subleasing and favorable lease buy-outs) to abandonment may be available. Since the recorded reserve represents an estimate based upon anticipated closing dates and the book value of the leasehold improvements at the time the store is closed, the ultimate amount of costs associated with store closing is subject to change in the future.

The Company will continue to evaluate the performance and future viability of its stores and may close or convert additional stores in the future.

NOTE 4 - TRANSACTIONS WITH AFFILIATES

Dart Group Corporation ("Dart"), which currently owns 67.3% of the Company's outstanding common stock, provides the Company with certain general and
administrative services.   In addition, the Company provided similar services
to Dart and its other subsidiaries. In management's opinion, the intercompany charges for these services were equal to the costs incurred by Dart or the Company, as the case may be, to provide these functions. It is not practicable for the Company to estimate the cost it would have incurred for these services if it had operated as an unaffiliated entity.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994


In addition to the intercompany charges for general and administrative services, Dart charged the Company, on a quarterly basis, for actual expenses which related directly to the Company's operations. Substantially all such charges were supported by invoices from unrelated parties designating the Company as recipient of the related goods or services or were for matters related to all of the affiliated companies and were allocated on a judgmental basis by management. Amounts receivable from or payable to affiliate relate to transactions made on behalf of the Company by Dart or on behalf of Dart by the Company.

In the Company's opinion, the methods used for allocating costs described above constitute a reasonable basis on which to allocate such costs.

The following table summarizes the intercompany transactions:

                                           Fiscal Years
                             ----------------------------------------
                                 1996          1995         1994
                             ------------  ------------  ------------
Due to (from) Affiliate,
  Beginning of year          $    185,000  $    (20,000) $     35,000
                             ------------  ------------  ------------

Expense charges-
  Direct rentals (Note 6)       1,382,000     1,339,000     1,407,000
  Salaries from Dart              865,000       712,000       929,000
  Salaries to Dart             (1,235,000)     (468,000)     (490,000)
  Other expenses                5,154,000     2,893,000     1,586,000
                             ------------  ------------  ------------
                                6,166,000     4,476,000     3,432,000
                             ------------  ------------  ------------


Payments                       (6,280,000)   (4,271,000)   (3,487,000)
                             ------------  ------------  ------------
Due to (from) Affiliate,
  End of year                $     71,000  $    185,000  $    (20,000)
                             ============  ============  ============

In fiscal 1996, other expenses reflect insurance premiums paid by Dart previously paid directly by the Company. All transactions with Dart included above are made under current payment terms that, in management's opinion, are comparable to those with unrelated parties and are free of interest. The average balance of amounts due to affiliate were $526,000, $355,000, and $175,000 for the years ended February 3, 1996 and January 28, 1995 and January 29, 1994, respectively.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994


NOTE 5 - SETTLEMENT WITH RONALD S. HAFT

On October 6, 1995, Dart and Ronald S. Haft entered into a settlement of certain litigation and other related transactions (collectively, the "RSH Settlement"). The RSH Settlement transactions are subject to legal challenge. See Note 9. If sustained, the RSH Settlement transactions were intended to have the effect, by their terms, of transferring majority control of Dart's voting stock to one or more voting trustees (the "Voting Trustees") under a Voting Trust Agreement, by and among Ronald S. Haft, Dart and Larry G. Schafran and Sidney B. Silverman, as initial Voting Trustees. On December 28, 1995, the initial Voting Trustees resigned and appointed Richard B. Stone as successor Voting Trustee.

As part of the RSH Settlement, Ronald S. Haft consented to the termination of all of his outstanding stock options to purchase up to 10,000 shares of Trak Auto's common stock.

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

Following is a schedule of future minimum payments under capital leases and non-cancelable operating leases and license agreements which have initial or remaining terms in excess of one year at February 3, 1996. The imputed interest rate on capital leases is 14.8% in the aggregate.

                                            --in thousands--
                                ---------------------------------------
      Fiscal                          Capital Leases          Operating
       Year                     (see Related Party Leases)      Leases
      ------                    --------------------------    ---------
      1997                             $    3,524             $  28,709
      1998                                  3,720                27,592
      1999                                  3,918                24,324
      2000                                  3,944                19,559
      2001                                  4,074                15,016
      2002-2017                            63,652                45,156
                                       ----------             ---------
           Total                           82,832             $ 160,356
                                                              =========

Less-Imputed interest                      55,929
                                       ----------
Present value of net
 minimum lease payments                    26,903
Less-Current maturities                       101
                                       ----------
Long-term capital lease
 obligations                           $   26,802
                                       ==========


The above table includes $4,230,000 for store operating leases where the store has been closed and the lease obligation has been accrued in the restructuring or store closing reserves. Minimum operating lease obligations have not been reduced by total future minimum sublease rentals of $1,903,000 receivable in the future under noncancelable leases.

Rent expense and license fees for operating leases and license agreements are as follows:

                                            Fiscal Years
                             ----------------------------------------
                                  1996          1995          1994
                             ------------  ------------  ------------
Minimum rentals              $ 19,695,000  $ 18,906,000  $ 18,101,000
Contingent rentals                363,000       564,000       361,000
                             ------------  ------------  ------------
Total                        $ 20,058,000  $ 19,470,000  $ 18,462,000
                             ============  ============  ============

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994


Related Party Leases and License Agreements

Members of the Haft family beneficially own all the issued and outstanding voting stock of Dart. Under the RSH Settlement, a majority of Dart's voting stock is held in a voting trust for Ronald S. Haft as beneficial owner. Of the Company's 276 stores and three warehouses (discussed below) as of February 3, 1996, 23 stores and the three warehouses were held under leases from entities in which Haft family members own substantially all beneficial interest. Two stores are leased from joint ventures in which Dart owns the majority interest and the remaining interest is owned by partnerships in which the Haft family members own all the partnership interest. In addition, two stores are subleased from Crown Books Corporation ("Crown Books"), an affiliate of Dart. These 27 store lease and sublease agreements provide for various termination dates which, assuming renewal options are exercised, range from 1996 to 2024, and require the payment of future minimum license fees and rentals aggregating $49,979,000 at February 3, 1996. These agreements also require payment of a percentage of sales in excess of a stated minimum, and are included in the lease and license commitments table above as operating leases. Annual fees and rentals for licenses, leases and subleases involving the Haft family were $6,295,000, $5,991,000, and $5,182,000 for fiscal 1996, 1995 and 1994, respectively.

The Company leases a 176,000 square foot warehouse located in Bridgeview, Illinois from a private partnership in which Haft family members own all of the partnership interests. The lease, which is for 30 years and six months (which commenced in 1984), provides for rental payments increasing approximately 15% every five years over the term of the lease. The current annual rental is $728,000. The lease also requires the payment of maintenance, utilities, insurance and taxes on the warehouse. Under the terms of the lease agreement, Dart is jointly and severally liable for the lease obligations. This lease agreement has been classified as a capital lease and is included under the capital lease caption of the lease commitment table above.

The Company subleases from Dart 210,000 square feet of a warehouse and office facility located in Landover, Maryland which it shares with Dart and Crown Books. The sublease is for 30 years and six months, provides for rental payments increasing approximately 15% every five years over the term of the sublease and commenced in 1985. The current annual rental is $1,422,000. The sublease agreement also requires the payment for maintenance, utilities, insurance and taxes allocable to the space subleased. Dart originally leased the entire 271,000 square foot warehouse and office facility from a private partnership in

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

which Haft family members owned all of the partnership interests. The Company's sublease is on the same terms as Dart's lease and is classified as a capital lease and is included under the capital lease caption of the lease commitment table above.

Dart has a lease agreement with a Haft family-owned entity for vacant land near the Company's warehouse in Landover, Maryland. The lease is for the same period as the headquarters building and distribution center lease described above and the current annual rental is $25,000 with increases of three percent per year. Dart, the Company and Crown Books each pay a pro-rata share of the rent in proportion to their use of the headquarters building and distribution center.

On April 20, 1992, the Company entered into an agreement with Dart to sublease 6,500 square feet in a warehouse facility, adjacent to the above warehouse and office facility. Dart leases the property from a partnership in which Haft
family members own all of the partnership interest (the "Pennsy Leases").   The
term of the sublease is one year (with nine one-year option periods). Under the sublease agreement, the annual rent is $21,000 and increases to $24,000 for each of the last five option periods. The sublease agreement also requires the Company to pay approximately $6,000 annually for its full share of any common area charges, real estate taxes and insurance premiums. The Company has given notice to terminate this sublease and hold over in the warehouse on a month-to-month basis. The Pennsy Leases are currently the subject of litigation (see Note 9).

The Company has a lease agreement with a Haft family-owned entity for a 317,000 square foot distribution center in Ontario, California. The lease is for 20 years, commenced in 1989, and provides for increasing rental payments, based upon the Consumer Price Index for the Los Angeles area, over the term of the lease. Current annual rental is $1,374,000 per year. The lease requires the payment for maintenance, utilities, insurance and taxes. This lease agreement has been classified as a capital lease and is included under the capital lease caption in the lease commitment table above.

As part of the RSH Settlement, Ronald S. Haft agreed to transfer the real estate and partnership interests controlled by him in the Landover, Maryland, Bridgeview, Illinois and Ontario, California offices and warehouse facilities to Dart (or its subsidiaries) and to reduce the rent. These transfers and rent reductions are subject to contingencies, including bankruptcy court approval, mortgagee approval, challenges brought by Herbert H. Haft concerning the extent

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

of Ronald S. Haft's ownership interest in the property, and claims asserted by Robert M. Haft and Linda G. Haft regarding the extent to which Ronald S. Haft controls the aforementioned partnerships.

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

Employment Arrangements

On January 24, 1995, the Company entered into employment agreements with its President, and other key executives. The employment agreements are for a one year term through the Company's 1997 fiscal year and are automatically extended one year at the end of the fiscal year unless the individual is terminated with cause (the agreement with the President of the Company is for two years and is automatically extended two years). The agreements provide for annual compensation increases following review and performance appraisal by the Board of Directors.

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994


On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of dispute between the Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. Because Herbert
H. Haft is and Ronald S. Haft was an executive officer and/or director of Trak Auto, on October 11, 1994, the Board of Directors of Trak Auto established an Executive Committee comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert Haft and Ronald Haft concerning issues involving Dart and Trak Auto have been extensive. Accordingly, the respective Executive Committees assumed day-to-day involvement in these disputed issues and other matters affecting Dart and Trak Auto, in particular matters relating to litigation to which Dart or Trak Auto is a party. While the Executive Committee remains involved in the day-to-day affairs of Dart, its continuing role is dependent upon future developments.

In connection with the RSH Settlement, Ronald S. Haft resigned his positions as a director and officer of Dart and each of its subsidiaries. The Standstill Order contemplates that Ronald S. Haft will continue as a director of Dart while the Standstill Order is in effect. (Herbert H. Haft contends that Ronald
S. Haft is no longer a director.)

Members of the Executive Committee are compensated at a rate of $275 per hour plus reimbursement of expenses. Members of the Special Litigation Committee of the Board of Directors, which was established on January 4, 1994, have been compensated at a salary rate of $250 per hour plus reimbursement of expenses. Compensation paid by Dart and its subsidiaries, including the Company, to members of the Executive Committees for their services on those committees totaled $1,263,000 and $666,000 in fiscal 1996 and 1995, respectively ($421,000 and $166,000 paid by the Company in fiscal 1996 and 1995, respectively). Compensation paid by Dart and its subsidiaries, including the Company, to members of the Special Litigation Committee for their service on that committee totaled $269,000 ($27,000 paid by the Company) in fiscal 1995, exclusive of expense reimbursement. There were no fees paid to members of the Special Litigation Committee in fiscal 1996.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994


NOTE 9 - LITIGATION

Robert M. Haft Employment Litigation

In August 1993, Robert M. Haft, a former president of Crown Books and Dart, filed a lawsuit in the United States District Court for the District of Delaware, Robert M. Haft v. Dart Group Corporation, et al. (D. Del. Civ. A. No. 93-384), naming as defendants Dart and two of its subsidiaries, Crown Books and Trak Auto. The complaint, as amended, alleged breach of contract regarding various employment, stock option, stock incentive and loan agreements and sought declaratory judgment regarding a stock incentive agreement and a possible right by Robert M. Haft to acquire an interest in Total Beverage, all in connection with the termination of Robert M. Haft's employment in June 1993. The complaint, as amended, sought unspecified damages, costs and attorneys' fees.

On September 20, 1994, a jury found that Dart had breached its employment contract with Robert M. Haft and awarded him damages against Dart (equivalent to the compensation projected to be due over a ten-year period) in the amount of $18,856,964. The jury also found that Crown Books had breached an employment agreement with Robert Haft and awarded him damages (equivalent to the compensation projected to be due over a ten-year period) against Crown Books in the amount of $12,800,910.

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

Robert M. Haft asked the judge presiding over the case to award him additional damages in the amount of approximately $2.4 million based on the failure of Crown Books to deliver 100,000 shares of unrestricted common stock of Crown Books, which he would have a right to receive under the ISA in the event of his termination without cause by Crown Books, when he demanded them in August 1993. Robert M. Haft also requested a declaratory judgment on his claim against Dart, Crown Books and Trak Auto arising from certain stock options granted to him by

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

those corporations and his claim that he has a purchase option for an interest in Total Beverage.

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

(2) The court found that Robert M. Haft was entitled to exercise certain employee stock options under the 1981 and 1992 Stock Option Plans of Dart, the Crown Books Stock Option Plan adopted March 12, 1987, and the Trak Auto Corporation Stock Option Plan adopted March 24, 1987. As to options that had expired during the pendency of the case, the court extended the time for exercise for a period equal to the period from June 30, 1993 to the expiration date. As to options that had not yet expired, the court extended the exercise date for a period equal to the period from June 30, 1993 until final judgment was entered. (Under the relevant plans, Robert M. Haft would be entitled to exercise options for 50,000 of Class A Common Stock of Dart having exercise prices of $71.50 - $104.50 per share, 80,000 shares of Crown Books Common Stock having exercise prices of $21.45 - $23.93 per share and 40,000 shares of Trak Auto Common Stock having exercise prices of $6.60 - $13.75 per share.); and

(3) The court found that Robert M. Haft has the right to purchase for $149,400 ten percent of Dart's interest in the entity that acquired the assets of Total Beverage's Chantilly, Virginia store.

The court entered final judgment on all claims in this lawsuit on March 23, 1995. On April 6, 1995, Dart and Crown Books filed with the court a motion for a new trial and/or reduction of damages challenging the court's breach of contract findings, damages awards and certain evidentiary rulings. In October 1995, the court denied such motion. On October 16, 1995, Dart, Crown Books and Trak Auto filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994


Derivative Litigation

In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI"), Combined Properties Limited Partnership and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants Dart, Trak Auto, Crown Books, Shoppers Food, Total Beverage and CMREC.

The complaint, as amended on January 12, 1995, alleges waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the Combined Properties defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, the employment agreement entered into by Ronald S. Haft and Dart on August 1, 1993 (the "RSH Employment Agreement"), the sale of 172,730 shares of Dart Class B Common Stock by Herbert
H. Haft to Ronald S. Haft, and the compensation paid to the Executive Committee. Plaintiffs seek an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

On April 27, 1995, the Kahn Derivative Plaintiffs and the Special Litigation Committee of Dart's Board of Directors filed a Stipulation and Order which, if entered by the court, would (i) dismiss claims against Douglas M. Bregman and Bonita A. Wilson and (ii) realign Dart as a party plaintiff to the amended complaint. The court has not yet acted upon this Stipulation.

In November 1993, Robert M. Haft filed another lawsuit in the Delaware Court of Chancery for New Castle County. The lawsuit names as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names Dart as a nominal defendant. The complaint derivatively alleges interested director transactions, breach of fiduciary duty and waste in connection with the RSH Employment Agreement. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft and the RSH Employment Agreement. The complaint seeks rescission of the sale of such shares and the RSH Employment Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

In January 1994, a Special Litigation Committee consisting of two outside, independent directors of Dart, Crown Books and Trak Auto was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in these two derivative lawsuits. (Since the death of one member in December 1994, the Special Litigation Committee has consisted of one director.) In September 1994, the Special Litigation Committee moved for dismissal of certain claims in those derivative lawsuits and for realignment of the parties to permit Dart to prosecute other claims in those derivative lawsuits. This motion is still pending before the court.

In connection with the RSH Settlement, on October 11, 1995, the plaintiff shareholders, Ronald S. Haft, Combined Properties, Inc., Dart, Trak Auto and Crown Books entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation"). Pursuant to the Stipulation, the claims against Ronald S. Haft and Combined Properties, Inc. will be dismissed on the merits and with prejudice as against the shareholder plaintiffs and Dart and its subsidiaries, if the RSH Settlement and dismissal of these claims are approved by the Delaware Court of Chancery.

Given that these derivative lawsuits are brought in the name of Dart and its subsidiaries, recovery in them would inure to the benefit of Dart and its subsidiaries if the claims are successfully litigated or settled. Therefore, in the opinion of management, resolution of these actions will not have a material adverse effect on the consolidated financial condition or results or operations of the Company.

Pennsy Warehouse Litigation

In late 1994, the Executive Committee of Dart's Board of Directors undertook a legal review of the Pennsy Leases. By their terms, the Pennsy Leases, which run to 2016, require annual rental payments of $855,000 subject to escalation in 1996 and thereafter based on increases in the Consumer Price Index. The lease terms also require the lessee to pay real estate taxes, insurance, utilities, and maintenance expenses. At January 31, 1996, Dart had reserved approximately $18.5 million for the obligations represented by the Pennsy Leases.

As a result of this review, on February 10, 1995, Dart filed a complaint (the "Pennsy Warehouse Litigation") in Circuit Court for Prince George's County, Maryland, alleging breaches of fiduciary duty, waste and other irregularities by certain members of the Haft family and others in connection with the Pennsy Leases and, in particular, with the resumption of rental payments for these

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

warehouses in 1991 following the bankruptcy of the prior tenant, Dart Drug Stores, Inc. The complaint seeks rescission of the Pennsy Leases, restitution of approximately $4.2 million of rent paid since 1991 and other monetary damages.

Herbert H. Haft Proxy Litigation

In connection with Herbert H. Haft's sale of 172,730 shares of Dart Class B Common Stock to Ronald S. Haft on July 28, 1993 (the "Stock Sale Agreement"), Ronald S. Haft purportedly granted Herbert H. Haft an irrevocable proxy (the "Proxy") to vote these shares of stock "to the same extent and with the same effect as Ronald S. Haft might or could do under any applicable laws or regulations governing the rights and powers of shareholders of Dart," until Herbert H. Haft's death or incapacitation. On June 30, 1995, Ronald S. Haft sent a letter to Herbert H. Haft purportedly revoking this proxy.

On July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft and, nominally, Dart in the Delaware Court of Chancery for New Castle County for Herbert H. Haft's alleged breach of contract and breach of fiduciary duties to Ronald S. Haft and to Dart in connection with the Proxy (Ronald S. Haft v. Herbert H. Haft, et al., Civ. A. No. 14425). In this action, Ronald S. Haft seeks a declaration that the Proxy is revocable or would be revocable under certain conditions, as well as costs and attorneys' fees. Ronald S. Haft also requests that the court require Dart to refuse to recognize the validity of the Proxy. On August 9, 1995, Herbert H. Haft filed an Answer and Counterclaim denying liability and requesting rescission of the Stock Sale Agreement because of Ronald S. Haft's alleged breach of contract and other grounds. On September 25, 1995, Dart filed its answer in this action. Both Ronald S. Haft and Herbert H. Haft have moved for summary judgment in this lawsuit. On November 14, 1995, the court denied Ronald S. Haft's motion for summary judgment; Herbert H. Haft's motion for summary judgment remains pending.

As part of the RSH Settlement, on October 6, 1995, Dart purchased from Ronald
S. Haft the 172,730 shares of Dart Class B Common Stock that were subject to the Proxy.

Section 225 Action by Robert, Gloria and Linda Haft

On October 17, 1995, Robert M. Haft, Gloria G. Haft and Linda G. Haft (collectively "RGL") filed a lawsuit captioned Gloria G. Haft, et al. v. Larry
G. Schafran, et al., Del. Ch., Civ. A. No. 14620 (the "Section 225 Action"), in

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

the Delaware Court of Chancery for New Castle County naming as defendants Dart and all of its directors. RGL seek an order, under Section 225 of the Delaware General Corporation Law, declaring that RGL validly removed all of Dart's directors and replaced them with three individuals (John L. Mason, Ellen V. Sigal and Michael Ryan), whom RGL purport to have elected. Such purported election is premised on RGL's contention that RGL own a majority of Dart's voting stock because, they argue, (i) the 172,730 Class B shares subject to Herbert H. Haft's proxy have been purchased by Dart and may not be voted and
(ii) the shares of Dart Class B Common Stock placed in a voting trust (the "Trust Shares") by Ronald S. Haft pursuant to the RSH Settlement also are not entitled to vote because they have been unlawfully issued or they should be deemed to be owned by Dart.

Dart's position is that this lawsuit is without merit and that the purported action by RGL to reconstitute the Board of Directors is invalid. On October 27, 1995, Dart filed a motion for summary judgment.

Challenge to RSH Settlement by Herbert H. Haft

On November 6, 1995, Herbert H. Haft filed a lawsuit captioned Herbert H. Haft
v. Dart Group Corporation, et al., Del. Ch., Civ. A. No. 14685, in the Delaware Court of Chancery for New Castle County naming as defendants Dart, all of its directors except Herbert H. Haft, RGL, John L. Mason, Ellen V. Sigal and Michael Ryan. Herbert H. Haft seeks a judgment (i) declaring the RSH Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Dart Class B Common Stock belong to him, were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power;
(iv) declaring that the Trust Shares may not be lawfully voted; and (v) declaring that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart.

Dart's position is that this lawsuit, except for the declaration sought that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart, is without merit. Herbert H. Haft disagrees with Dart's position.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994


Standstill Order

In connection with the legal challenges to the RSH Settlement raised by RGL and Herbert H. Haft, on December 6, 1995, the Delaware Court of Chancery entered a Standstill Order (the "Standstill Order"), which restricts certain actions by Dart. Without further order of the court, Dart may not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors (Herbert H. Haft, Ronald S. Haft, Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman) or any of its subsidiaries; (iii) change the current Haft family officers of Dart or any of its subsidiaries; or
(iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and the other parties to the
Section 225 Action not less than seven days written notice, Dart may not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the Standstill Order, the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3 million.

Other

Dart and the Company are defendants in litigation (Rollerson v. Dart
Group Corporation, et al., D.D.C. Civ. Action No. 95-CV-1172) involving a former employee of the Company alleging sexual harassment. The suit claims $30 million in compensatory and punitive damages. Dart and the Company have filed a motion for summary judgement and are awaiting a decision. While both Dart and the Company are defending the suit vigorously and have made no accrual for this litigation, it is not possible to assess the likelihood of plaintiff's establishing liability against Dart or the Company, nor predict the amount of damages that might be awarded in the event the claim succeeds. Management does not anticipate that actual damages, if any, will bear any relation to the magnitude of the damages claimed.

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material effect upon the consolidated financial condition and results of operations of the Company.

The Company recorded expenses of approximately $780,000, $640,000 and $420,000 during the years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively, for legal expenses incurred during these years.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994


NOTE 11 - CREDIT AGREEMENTS

On February 6, 1995, the Company entered into a $10 million revolving credit facility with Dart. The credit facility is intended to be used for the Company's short-term working capital purposes. Any advance under this credit facility bears interest at an annual rate equal to the prime rate as set forth in the "Money Rates" column of the Wall Street Journal, as such the rate may change from time to time, plus one percent (1%). Interest must be paid monthly in arrears and the agreement expires May 1, 1996. In addition, the Company has a $750,000 commercial letter of credit facility for use in importing merchandise.

On February 27, 1996, the boards of directors of the Company and Dart approved a resolution authorizing a credit facility, but as of April 26, 1996, the Company and Dart have not established the facility pending a reconsideration of its need. If the Company and Dart establish the credit facility as authorized on February 27, Dart would be able to borrow up to $15.0 million from the Company on a short-term secured basis. The credit facility would expire March 31, 1998. The Company expects that it would fund any loans under the credit facility from cash on hand. Any advances under the credit facility would bear interest at an annual rate equal to the prime rate as set forth in the "Money Rates" column of The Wall Street Journal, as such rate may change from time to time, plus one percent. Any advances under the credit facility would be secured by a pledge, of shares of the Company owned by Dart.

At February 3, 1996, there had been no borrowing under these credit agreements.

NOTE 12 - PITTSBURGH ACQUISITION

On January 27, 1996, the Company acquired the inventory and fixed assets of 14 auto part stores in Pittsburgh, Pennsylvania for approximately $6,200,000 (as of February 3, 1996, approximately $5,800,000 had been paid). The purchase price included approximately $1,582,000 for favorable lease rights which is being amortized over the primary term of the leases and any option periods beginning before February 1999.

NOTE 13 - EMPLOYEES' PROFIT-SHARING AND RETIREMENT PLANS

The Company maintains a non-contributory profit-sharing plan for all full-time employees with one year of continuous employment. The Company's annual contribution's to the plan is based on a discretionary percentage of the Company's consolidated net income, as defined in the plan, and as determined by the Board of Directors. Contributions are allocated to individual employees based on each employee's salary in relation to the total salaries of all eligible employees. The Company's contributions were approximately $420,000 and $770,000 in 1996 and 1995, respectively. No contribution was made for fiscal 1994.

In June 1995, the Company established a 401(k) Retirement Plan for all employees projected to work 1,000 hours and 90 days continuous employment. The Company is obligated to contribute an amount equal to 25% of the employees deferral up to 6%. The Company's contribution was approximately $250,000 for the year ended February 3, 1996.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994


NOTE 14 - STOCK OPTION PLAN

Trak Auto Corporation 1993 Stock Option Plan

The Trak Auto Corporation 1993 Stock Option Plan (the "1993 Option Plan") was approved by the shareholders at the June 1993 annual meeting. The 1993 Option Plan is for officers, directors and key employees. The total number of shares that may be issued under the 1993 Option Plan is 1,250,000 and the 1993 Option Plan will terminate June 30, 2003. Based on options outstanding at February 3, 1996 the maximum shares issuable under options exercisable over the next five years are: 163,947 in 1997, 228,708 in 1998, 268,388 in 1999, 202,491 in 2000
and 123,240 in 2001.

Information concerning the 1993 Option Plan:

                                              Number of     Option Price
                                               Options        per Share
                                             -----------    --------------
Outstanding at January 29, 1994                  114,690    $      $12.50
  Granted                                          6,000            14.00
  Exercised                                       (7,078)           12.50
  Expired                                         (7,763)           12.50
                                                 -------    --------------
Outstanding at January 28, 1995                  105,849      12.50-14.00
  Granted                                        207,925      14.00-16.125
  Exercised                                      (16,132)     12.50-14.00
  Expired                                        (29,354)     12.50-16.125
                                                 -------    --------------
Outstanding at February 3, 1996                  268,288    $ 12.50-16.125
                                                 =======    ==============

Options to purchase 81,646 shares were exercisable at February 3, 1996 and 958,502 options remained available for grant. Employee stock options granted by the Board of Directors (pending court approval) in December 1994, were approved by the Delaware court in April 1995.

Trak Auto Corporation Stock Option Plan

The Trak Auto Corporation Stock Option Plan (the "Option Plan") has provided for option grants to officers, directors and key employees of the Company and its parent and subsidiaries. Based on the options outstanding, as of February 3, 1996, the maximum shares issuable under options exercisable over the next four years are: 83,933 in 1997, 68,716 in 1998, 20,000 in 1999 and 10,000 in
2000. The Option Plan expired on January 31, 1993 and no new options have been granted after that date.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994


Information concerning the Option Plan:

                                                 Number of     Option Price
                                                  Options       per Share
                                                 ---------   ---------------
Outstanding January 29, 1994                      224,891    $  6.00 - 13.75
  Exercised                                       (53,883)      6.00 - 12.50
  Expired                                         (14,737)      6.00 - 13.75
                                                 --------    ---------------
Outstanding January 28, 1995                      156,271       6.00 - 13.75
  Exercised                                       (68,468)      6.00 - 13.75
  Expired                                          (3,870)     10.25 - 12.50
                                                 --------    ---------------
Outstanding February 3, 1996                       83,933    $  6.00 - 13.75
                                                 ========    ===============

Options to purchase 83,933 shares were exercisable at February 3, 1996.

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

NOTE 15 - INTERIM FINANCIAL DATA - (UNAUDITED)

Selected interim financial data for the years ended February 3, 1996 and January 28, 1995 are as follows:

                        ---- In Thousands Except Per Share Data -----

QUARTER ENDED:          FEBRUARY     OCTOBER       JULY       APRIL
                         3, 1996     28, 1995   29, 1995    29, 1995
                        ---------   ---------   ---------   --------
Sales                   $  87,998   $  88,226   $  86,407   $  79,611
Gross Profit (1)(2)        22,683      22,770      22,720      20,487
Net Income                  1,117       2,164       2,893       1,116
Net Income
  Per Share (4)         $     .19   $     .37   $     .49   $     .18

QUARTER ENDED:           JANUARY     OCTOBER       JULY       APRIL
                         28, 1995    29, 1994   30, 1994    30, 1994
                        ---------   ---------   ---------   --------
Sales                   $  82,184   $  88,848   $  89,180   $  88,387
Gross Profit (1)(3)        21,446      21,872      25,338      23,733
Net Income                  2,047       2,198       3,490       2,530
Net Income
  Per Share (4)         $     .33   $     .36   $     .57   $     .42


(1)  After deduction for cost of sales, store occupancy and warehousing.
(2)  After deduction of store closing reserve during the 4th Quarter.
(3)  After deduction of store closing reserve during the 3rd Quarter.
(4) The sum of these amounts may not equal the annual amount because of changes in the average number of shares outstanding during the year.

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


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management


Item 13.  Certain Relationships and Related Transactions

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)

       1.         Financial Statements

                  See Item 8.

       2.         Schedules (Consolidated) -

                  All schedules are omitted because the required information is inapplicable or it is presented in the consolidated financial statements or related notes.

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

    10.2 Lease Agreement dated January 1, 1980 between Oxon Hill Plaza, Inc., Agent and Nominee for Combined Properties Corporation, and Trak Auto Corporation (incorporated by reference to Trak Auto's registration statement Form S-1, Reg. No. 2-82430). (606)

    10.3 License Agreement dated March 4, 1983 between Dart Drug Corporation and Trak Auto Corporation; Addendum to Lease Agreement dated June 1, 1976 between Kaufman Company S. Greenhoot Fischer, Carol B. Fisher and Dart Vienna, Inc.; Lease Agreement dated April 14, 1960 (incorporated by reference to Trak Auto's registration statement Form S-1, Reg. No. 2-82430). (616)

    10.4 Lease Agreement dated May 26, 1981 between Maryland City Plaza, Inc., Agent and Nominee for Combined Properties Corporation, and Trak Auto Corporation (incorporated by reference to Trak Auto's registration statement Form S-1, Reg. No. 2-82430). (623)

    10.5 Lease Agreement dated May 26, 1981 between Bradlick, Inc., Agent and Nominee for Combined Properties Corporation, and Trak Auto

                  Corporation (incorporated by reference to Trak Auto's registration statement Form S-1, Reg. No. 2-82430). (629)

    10.6 Agreement, dated March 31, 1983, between Dart Drug Corporation and Trak Auto East Corporation (incorporated by reference to Trak Auto's registration statement Form S-1, Reg. No. 2-82430).

    10.7 Lease Agreement dated April 27, 1984, between Trak Chicago Limited Partnership I and Trak Auto Corporation (incorporated by reference to Trak Auto's registration statement Form S-1, Reg. No. 2-82430).

    10.8 Sublease Agreement dated December 26, 1984, between Dart Group Corporation and Trak Auto Corporation (75th Avenue) (incorporated by reference to Exhibit 10(hhhh) to Trak Auto's 1985 Form 10-K).

    10.9 Indemnity Agreement, dated June 9, 1986, by and between Dart Group Corporation and Trak Auto Corporation (incorporated by reference to Exhibit 10(pppp) to Trak Auto's 1987 Form 10-K).

    10.10 Agreement of Merger dated May 28, 1987 between Trak Auto East Corporation and Trak Auto West, Inc. (incorporated by reference to Exhibit 10 (qqqq) to Trak Auto's 1988 Form 10-K).

    10.11 1988 Trak Auto Corporation Deferred Compensation Plan for Directors, effective January 1, 1988 (incorporated by reference to Exhibit 10(ssss) to Trak Auto's 1988 Form 10-K).

    10.12 Lease Agreement dated February 3, 1989 between Trak Auto Corporation and Combined Properties/Ontario Limited Partnership (incorporated by reference to Exhibit 10(tttt) to Trak Auto's 1989 Form 10-K).

    10.13 Lease Agreement dated February 3, 1988 between Trak Corporation and Haft/Equities - General (incorporated by reference to Exhibit 10(uuuu) to Trak Auto's 1989 Form 10-K).

    10.14 Lease Agreement dated June 17, 1987 between Trak Auto West, Inc. and Haft/Equities/Rose Hill Limited Partnership (incorporated by reference to Exhibit 10(vvvv) to Trak Auto's 1989 Form 10-K). (670)

    10.15 Assignment and Assumption agreement dated December 30, 1989 between Greenway Center Associates Limited Partnership and CM/CP Greenway Center Joint Venture, and lease agreement dated March 13, 1980, between Greenway Center Associates Limited Partnership and Trak Auto Corporation (incorporated by reference to Exhibit 10(wwww) to Trak Auto's 1990 Form 10-K). (612)

    10.16 Assignment and Assumption agreement dated December 30, 1989 between Briggs Chaney Associates Limited Partnership and CM/CP Briggs Chaney Plaza Joint Venture, and lease agreement dated June 26, 1981, between

                  Western Development Corporation and Trak Auto Corporation (incorporated by reference to Exhibit 10(xxxx) to Trak Auto's 1990 Form 10-K). (641)

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

    10.42 Amendment of lease dated June 30, 1994 between Combined Properties Limited Partnership and Super Trak Corporation re:
                  Bradlick (incorporated by reference to Exhibit 10.42 to Trak Auto's 1995 Form 10-K)(629).

    10.43 Employment Agreement between Trak Auto and R. Keith Green dated January 25, 1995 (incorporated by reference to Exhibit
                  10.43 to Trak Auto's 1995 Form 10-K).

    10.44         Tax Allocation Agreement dated December 27, 1994 between Dart
                  Group

                  Corporation and Trak Auto Corporation (incorporated by reference to Exhibit 10.44 to Trak Auto's 1995 Form 10-K).

    10.45 Loan Agreement dated February 6, 1995 between Dart Group Corporation and Trak Auto Corporation (incorporated by reference to Exhibit 99(a) (16) to Amendment No. 2 to the Trak Auto Corporation Statement on Schedule 13E-4/A, Commission File No. 5-34497, filed with the Commission on February 6, 1995).

    10.46 Employment Agreement between Trak Auto and Robert Brann dated as of January 24, 1995 (incorporated by reference to Exhibit
                  10.46 to Trak Auto's 1995 Form 10-K).

    10.47 Employment Agreement between Trak Auto and Thomas Reilly dated as of January 24, 1995 (incorporated by reference to Exhibit 10.47 to Trak Auto's 1995 Form 10-K).

    10.48 Employment Agreement between Trak Auto and David MacGlashan dated as of January 24, 1995 (incorporated by reference to Exhibit 10.48 to Trak Auto's 1995 Form 10-K).

    10.49 Standstill Agreement executed on behalf of Dart Group Corporation and Ronald S. Haft and ordered on September 14, 1994 by the Court in Ronald S. Haft v. Dart Group Corporation, Del Ch. 13736 (filed September 12, 1994) (incorporated by reference to Exhibit 99(b) to the Current Report of the Trak Auto Corporation on Form 8-K of September 6, 1994 and filed on September 14, 1994).

    10.50 Standstill Order entered on December 6, 1995 by the Delaware Chancery Court in Gloria G. Haft, et al. v. Larry G. Schafran, et al. (Del. Ch. Civ. A. No. 14620) and Herbert H. Haft v. Dart Group Corporation, et al. (Del. Ch. Civ. A. No. 14685) (incorporated by reference to Exhibit 99.1 to the Quarterly Report of Trak Auto Corporation on Form 10-Q for the period ended October 28, 1995).

    11            Statement on Computation of Per Share Net Income.

    21            Subsidiaries of Trak Auto Corporation

    23            Consent of Independent Public Accountants

    27            Financial Statement Schedules

  (b)             Reports on Form 8-K

       During the fourth quarter of fiscal year end February 3, 1996, Trak Auto filed one Current Report on Form 8-K.

       1. On November 1, 1995, Trak Auto filed a Current Report of Form 8-K reporting under Item 1 (Changes in Control of Registrant) and Item 5 (Other Events) a lawsuit filed on October 17, 1995 against Dart and its directors by Gloria G. Haft, Robert M. Haft and Linda G. Haft.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRAK AUTO CORPORATION


 Date: May 2, 1996                 By: R. Keith Green
       ------------------------        --------------------------------
                                       R. Keith Green
                                       Director and President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date: May 2, 1996                 R. Keith Green
       ------------------------    --------------------------------
                                   R. Keith Green
                                   Director and President

 Date: May 2, 1996                 Herbert H. Haft
       ------------------------    -------------------------------
                                   Herbert H. Haft
                                   Chairman of the Board of
                                   Directors and Chief Executive
                                   Officer

 Date: May 2, 1996                 Bonita A. Wilson
       ------------------------    --------------------------------
                                   Bonita A. Wilson
                                   Director

 Date: May 2, 1996                 Douglas M. Bregman
       ------------------------    -------------------------------
                                   Douglas M. Bregman
                                   Director

 Date: May 2, 1996                 Larry G. Schafran
       ------------------------    ---------------------------------
                                   Larry G. Schafran
                                   Director

 Date: May 2, 1996                 David B. MacGlashan
       ------------------------    -------------------------------
                                   David B. MacGlashan
                                   Senior Vice President and
                                   Chief Financial Officer

                             TRAK AUTO CORPORATION


                                 Exhibit Index

Exhibit
Number
- -------
11                Statement on Computation of Per Share
                  Net Income

21                Subsidiaries of Trak Auto Corporation

23                Consent of Independent Public Accountants

27                Financial Statement Schedules