Form 10-Q
period 1996-05-04
TRAK AUTO CORP
filed 1996-06-14
CIK 716438

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   May 4, 1996

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the transition period from __________ to
      __________

Commission file number 0-12202
                       -------

                            TRAK AUTO CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                             52-1281465
  ----------------------------------------------        -------------------
   (State or other jurisdiction of incorporation         (I.R.S. Employer
              or organization)                          Identification No.)

                  3300 75th Avenue, Landover, Maryland, 20785
                  -------------------------------------------
                    (Address of principal executive office)
                                   (Zip Code)

                                 (301) 731-1200
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

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

At June 13, 1996, the registrant had 5,895,074 shares of Common Stock, $.01 par value per share, outstanding.

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

       It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Trak Auto's report on Form 10-K for the fiscal year ended February 3, 1996.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                  Thirteen Weeks Ended
                                               --------------------------
                                                   May 4,      April 29,
                                                   1996          1995
                                               ------------  ------------
Sales                                          $ 87,016,000  $ 79,611,000
Interest and other income                           410,000       455,000
                                               ------------  ------------
                                                 87,426,000    80,066,000
                                               ------------  ------------

Expenses:
  Cost of sales, store occupancy and
    warehousing                                  64,989,000    59,124,000
  Selling and administrative                     17,769,000    16,935,000
  Depreciation and amortization                   1,896,000     1,343,000
  Interest expense                                  921,000       895,000
                                               ------------  ------------
                                                 85,575,000    78,297,000
                                               ------------  ------------

Income before income taxes                        1,851,000     1,769,000
Income taxes                                        671,000       653,000
                                               ------------  ------------
Net Income                                     $  1,180,000  $  1,116,000
                                               ============  ============


Weighted average common shares and
  common share equivalents outstanding            5,938,000     6,038,000
                                               ============  ============


Net Income per share                           $        .20  $        .18
                                               ============  ============


The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                               (Unaudited)    (Audited)
                                                  May 4,     February 3,
                                                   1996          1996
                                               ------------  ------------
Current Assets:
  Cash                                         $  7,656,000  $  5,411,000
  Short-term instruments                          4,169,000     8,148,000
  Marketable debt securities                      8,651,000     8,654,000
  Accounts receivable                             5,118,000     4,709,000
  Merchandise inventories                       107,405,000    99,471,000
  Deferred income taxes                           6,454,000     6,566,000
  Due from affiliate                                 61,000         -
  Other current assets                            3 408,000     1,034,000
                                               ------------  ------------
    Total Current Assets                        142,922,000   133,993,000
                                               ------------  ------------

Property and Equipment, at cost:
  Furniture, fixtures and equipment              58,938,000    56,982,000
  Leasehold improvements                         11,360,000    10,196,000
  Property under capital leases                  22,032,000    22,032,000
                                               ------------  ------------
                                                 92,330,000    89,210,000
Accumulated Depreciation
  and Amortization                               44,190,000    42,324,000
                                               ------------  ------------
                                                 48,140,000    46,886.000
                                               ------------  ------------

Other Assets                                      1,715,000     1,787,000
                                               ------------  ------------

Deferred Income Taxes                             5,479,000     4,929,000
                                               ------------  ------------

Total Assets                                   $198,256,000  $187,595,000
                                               ============  ============



The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                (Unaudited)   (Audited)
                                                   May 4,     February 3,
                                                    1996          1996
                                               ------------  ------------
Current Liabilities:
  Accounts payable, trade                      $ 51,981,000  $ 46,431,000
  Income taxes payable                            1,728,000       698,000
  Accrued expenses -
    Salary and benefits                          12,447,000    11,463,000
    Taxes other than income                       6,591,000     5,185,000
    Other                                        12,730,000    11,399,000
  Current portion of obligations under
    capital leases                                  101,000       101,000
  Due to affiliate                                    -            71,000
                                               ------------  ------------
    Total Current Liabilities                    85,578,000    75,348,000
                                               ------------  ------------

Obligations Under Capital Leases                 26,844,000    26,802,000
                                               ------------  ------------
Reserve for Closed Stores and
  Restructuring                                   2,450,000     3,167,000
                                               ------------  ------------
Other                                                62,000        95,000
                                               ------------  ------------
    Total Liabilities                           114,934,000   105,412,000
                                               ------------  ------------


Stockholders' Equity:
  Common stock, par value $.01 per
    share; 15,000,000 shares authorized;
    6,422,370 and 6,416,058 shares issued,
    respectively                                     64,000        64,000
  Paid-in capital                                46,313,000    46,236,000
  Unrealized investment gains (losses)              (21,000)       97,000
  Retained earnings                              45,686,000    44,506,000
  Treasury stock, 528,190 shares
    of common stock, at cost                     (8,720,000)   (8,720,000)
                                               ------------  ------------
    Total Stockholders' Equity                   83,322,000    82,183,000
                                               ------------  ------------
Total Liabilities and Stockholders'
  Equity                                       $198,256,000  $187,595,000
                                               ============  ============


The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                  Thirteen Weeks Ended
                                               --------------------------
                                                   May 4,      April 29,
                                                   1996          1995
                                               ------------  ------------
Cash Flows from Operating Activities:
  Net income                                   $  1,180,000  $  1,116,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                 1,896,000     1,343,000
    Change in assets and liabilities:
      Accounts receivable                          (458,000)     (254,000)
      Merchandise inventories                    (7,934,000)   (9,658,000)
      Due from affiliate                            (61,000)        -
      Other current assets                       (2,374,000)      716,000
      Deferred income taxes                        (504,000)      197,000
      Other assets                                   72,000        15,000
      Accounts payable, trade                     5,550,000      (662,000)
      Accrued expenses                            3,788,000     2,587,000
      Due to affiliate                              (88,000)      341,000
      Income taxes payable                        1,030,000       468,000
      Reserve for closed stores                    (699,000)     (524,000)
                                               ------------  ------------
        Net cash provided by (used for)
          operating activities                 $  1,398,000  $ (4,315,000)
                                               ------------  ------------

 Cash Flows from Investing Activities:
   Capital expenditures                        $ (3,184,000) $ (1,936,000)
                                               ------------  ------------
     Net cash used for
       investing activities                    $ (3,184,000) $ (1,936,000)
                                               ------------  ------------

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


                                                  Thirteen Weeks Ended
                                               --------------------------
                                                 May 4,     April 29,
                                                   1996          1995
                                               ------------  ------------
Cash Flows from Financing Activities:
  Principal payments under capital
    lease obligations                          $    (25,000) $    (57,000)
  Acquisition of treasury shares                      -        (6,882,000)
  Proceeds from exercise of stock
    options                                          77,000         -
                                               ------------  ------------
     Net cash provided by (used for)
       financing activities                    $     52,000  $ (6,939,000)
                                               ------------  ------------

Net decrease in Cash and
  Equivalents                                  $ (1,734,000) $(13,190,000)
Cash and Equivalents at
  Beginning of Year                              13,559,000    24,134,000
                                               ------------  ------------
Cash and Equivalents at
  End of Quarter                               $ 11,825,000  $ 10,944,000
                                               ============  ============


Supplemental Disclosures of Cash Flow Information:

  Cash paid during quarter for:
    Interest                                   $    921,000  $    895,000
    Income taxes                                    260,000         8,000

The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         May 4, 1996 AND April 29, 1995

                                  (Unaudited)


(1)    General:

       The accompanying consolidated financial statements reflect the accounts of Trak Auto Corporation ("Trak Auto") and its wholly-owned subsidiaries. Trak Auto and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail stores. The unaudited statements as of May 4, 1996 and April 29, 1995 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of May 4, 1996 and April 29, 1995 and the results of operations and cash flows for the periods indicated.

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

       The results of operations for the quarter ended May 4, 1996 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

(3)    Interim Inventory Estimates:

       The Company's inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At May 4, 1996 and February 3, 1996, inventories determined on a first-in, first-out basis would have been greater by $6,641,000 and $6,579,000, respectively.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         May 4, 1996 AND April 29, 1995

                                  (Unaudited)


    The Company takes a physical count of its store inventories semiannually and the Company uses a gross profit method combined with available perpetual inventory information to determine inventories for quarters when complete physical counts are not taken. The Company did not take a physical inventory for the quarter ended May 4, 1996.

(4)    Short-term Instruments and Marketable Debt Securities:

       The Company's short-term instruments included United States Treasury Bills and money market funds. Marketable debt securities included United States Treasury Notes, United States Agency Securities Acceptances and municipal securities.

       Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At May 4, 1996, market value was $21,000 less than cost, net of income taxes. At May 4, 1996, the Company had no investments that qualified as trading or held to maturity.

       The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities sold is based on the specific identification method.

(5)  Credit Agreements:

   On February 27, 1996, the boards of directors of the Company and Dart Group Corporation ("Dart"), which currently owns 67.2% of the Company's common stock, approved a resolution authorizing a credit facility. As of June 14, 1996, the Company and Dart have not established the facility pending a reconsideration of its needs. If the Company and Dart establish the credit facility as authorized on February 27, 1996, Dart would be able to borrow up to $15 million from the Company on a short-term, secured basis. The credit facility would expire March 31, 1998. The Company expects that it would fund any loans under the credit facility from cash on hand. Any

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         May 4, 1996 AND April 29, 1995

                                  (Unaudited)


advances under the credit facility would bear interest at an annual rate equal to the prime rate as set forth in the "Money Rates" column of The Wall Street Journal, as such rate may change from time to time, plus one percent. Any advances under the credit facility would be secured by a pledge of shares of the Company owned by Dart. In addition, the Company has a $750,000 commercial letter of credit facility for use in importing merchandise.

   At May 4, 1996, there were no borrowings under these existing or proposed credit agreements.

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

Liquidity and Capital Resources

       Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, decreased by $1,734,000 to $11,825,000 at May 4, 1996 from $13,559,000 at February 3, 1996. This decrease was due primarily to payments for increased merchandise inventory and capital expenditures and was partially offset by funds provided by current period operations.

       Operating activities provided $1,398,000 to the Company during the thirteen weeks ended May 4, 1996 compared to using $4,315,000 of the Company's funds during the thirteen weeks ended April 29, 1995. Current period operating results was the primary source of funds during the thirteen weeks ended May 4, 1996 and was partially offset by payments for increased merchandise inventory levels.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)


       Investing activities used $3,184,000 of the Company's funds during the thirteen weeks ended May 4, 1996 compared to $1,936,000 for the thirteen weeks April 29, 1995 for capital expenditures. The increase is the result of the opening or conversion to Super Trak and Super Trak Warehouse stores.

       Financing activities provided $52,000 to the Company from the proceeds from the exercise of stock options and was partially offset by payments for capital lease obligations.

       The Company funds its requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. The Company's primary capital requirements relate to remodelings, new store openings (including purchases of inventory and the costs of store fixtures and leasehold improvements), and acquisitions. As of May 4, 1996, the Company had entered into lease agreements to open 15 new stores and amendments to existing lease agreements to convert two Classic Trak stores into Super Trak or Super Trak Warehouse stores.

Results of Operations

       During the thirteen weeks ended May 4, 1996, the Company opened two new Super Trak Warehouse stores and closed or converted two Super Trak stores and four classic Trak stores. At May 4, 1996, the Company had 272 stores, including 111 Super Trak stores and 31 Super Trak Warehouse stores.

       Sales of $87,016,000 during the thirteen weeks ended May 4, 1996 increased by $7,405,000 or 9.3% over the thirteen weeks ended April 29, 1996. The increase was primarily due to the continuing conversion to larger and more successful Super Trak and Super Trak Warehouse stores and the addition of 14 stores in the Pittsburgh, Pennsylvania market in January 1996. Comparable sales (stores open more than one year) increased 4.9% for the thirteen weeks ended May 4, 1996. Sales for comparable Super Trak Stores increased 5.4%, sales for comparable Super Trak Warehouse stores increased 16.5% and sales for comparable classic Trak stores increased 3.0%. Sales for Super Trak and Super Trak Warehouse stores represented 62.8% of total sales during the thirteen weeks ended May 4, 1996 compared to 52.8% for the thirteen weeks ended April 29, 1995.

       Interest and other income decreased by $45,000 when compared to the prior year, largely due to reduced interest income as a result of less funds available for short-term investment.

       Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 74.7% for the thirteen weeks ended May 4, 1996 compared to 74.3% for the same period in the prior year. The increase was primarily due

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

to increased store occupancy costs and was partially offset by increased advertising credits.

       Selling and administrative expenses were 20.4% and 21.3% as a percentage of sales for the thirteen weeks ended May 4, 1996 and April 29, 1995, respectively. The decrease was due primarily to decreased insurance costs. Payroll costs as a percentage of sales remained unchanged.

       Depreciation and amortization expenses increased $553,000 for the thirteen weeks ended May 4, 1996 compared to the same period one year ago. The increase was due to an increase in store fixed assets resulting from the opening of Super Trak and Super Trak Warehouse stores.

       The effective income tax rate was 36.3% for the thirteen weeks ended May
4, 1996 compared to 36.9% for the thirteen weeks ended April 29, 1995.   The
decrease in the effective rate was primarily due to a reduction in state income taxes as a result of an increase in the apportionment of state taxable income to states with lower statutory rates.

       The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed of. Adoption of the standard has not had a material impact on the consolidated financial statements.

       The Company has adopted SFAS No. 123, Accounting for Stock Based Compensation. The Company expects to disclose the fair values of options granted in a footnote to its annual consolidated financial statements.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

       Material legal proceedings pending against Trak Auto are described in its Annual Report on Form 10-K for the year ended February 3, 1996 (the "Annual Report") and, with respect to material developments in such earlier reported legal proceedings, see below.

Robert M. Haft Employment Litigation

       As reported in the Annual Report, in October 1995, Dart, Crown Books and Trak Auto filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit with respect to a final judgment that the U.S. District Court for the District of Delaware had entered in a lawsuit brought by Robert M. Haft for breach of employment contract. Among other things, the district court had awarded Robert M. Haft damages against Dart and Crown Books in the amount of $18,856,964 and $12,800,910, respectively.

       On May 30, 1996, the U.S. Court of Appeals for the Third Circuit affirmed the judgment of the district court.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit
              Number        Document
              -------       --------
              27            Financial Data Schedule

         (b)  Reports on Form 8-K
               None

                                   Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TRAK AUTO CORPORATION



Date      June 14, 1996            By       R. Keith Green
      ----------------------          ---------------------------
                                            R. KEITH GREEN
                                              President




Date      June 14, 1996                   David B. MacGlashan
      ----------------------          ---------------------------
                                          DAVID B. MACGLASHAN
                                         Chief Financial Officer