Form 10-Q
period 1996-08-03
TRAK AUTO CORP
filed 1996-09-16
CIK 716438

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   August 3, 1996
                                                          --------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from            to
                                                        ----------
    -----------

Commission file number 0-12202
                       -------


                            TRAK AUTO CORPORATION
           -------------------------------------------------------
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

                                 (301) 731-1200
             --------------------------------------------------
            (Registrant's telephone number, including area code)


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

At September 13, 1996, the registrant had 5,904,394 shares of Common Stock, $.01 par value per share, outstanding.

                               Page 1 of 16 pages

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

    It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Trak Auto's annual report on Form 10-K for the fiscal year ended February 3, 1996.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                  (Unaudited)



                                       Thirteen Weeks     Twenty-Six Weeks
                                           Ended               Ended
                                     ------------------  -----------------
                                     August 3, July 29,  August 3, July 29,
                                       1996      1995      1996      1995
                                     --------  --------  --------  --------
Sales                                $ 90,428  $ 86,407  $177,444  $166,018
Interest and other income                 364       710       774     1,165
                                     --------  --------  --------  --------
                                       90,792    87,117   178,218   167,183
                                     --------  --------  --------  --------
Expenses:
  Cost of sales, store occupancy
    and warehousing                    68,561    63,687   133,550   122,811
  Selling and administrative           18,488    16,673    36,257    33,608
  Depreciation and amortization         1,858     1,291     3,754     2,634
  Interest expense                        925       901     1,846     1,796
                                      -------  --------  --------  --------
                                       89,832    82,552   175,407   160,849
                                      -------  --------  --------  --------



Income before income taxes                960     4,565     2,811     6,334
Income taxes                              286     1,672       957     2,325
                                     --------  --------  --------  --------
Net income                           $    674  $  2,893  $  1,854  $  4,009
                                     ========  ========  ========  ========

Weighted average common shares
  and common share equivalents
  outstanding                           5,947     5,892     5,940     5,971
                                     ========  ========  ========  ========

Net income per share                 $  .11    $  .49    $  .31    $  .67
                                     ========  ========  ========  ========

The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)




ASSETS                                                (Unaudited)
                                                        August 3,  February 3,
                                                           1996       1996
                                                        ---------  ----------
Current Assets:
  Cash                                                 $  6,683    $  5,411
  Short-term instruments                                  9,382       8,148
  Marketable debt securities                              2,972       8,654
  Accounts receivable, trade                              8,157       4,709
  Merchandise inventories                               104,585      99,471
  Deferred income taxes                                   6,717       6,566
  Other current assets                                    3,398       1,034
                                                       --------    --------
    Total Current Assets                                141,894     133,993
                                                       --------    --------

Property and Equipment at cost:
  Furniture, fixtures and equipment                      60,298      56,982
  Leasehold improvements                                 11,213      10,196
  Property under capital leases                          22,032      22,032
                                                       --------    --------
                                                         93,543      89,210
Accumulated Depreciation and Amortization                46,001      42,324
                                                       --------    --------
                                                         47,542      46,886
                                                       --------    --------

Other Assets                                              1,645       1,787
                                                       --------    --------

Deferred Income Taxes                                     5,297       4,929
                                                       --------    --------

Total Assets                                           $196,378    $187,595
                                                       ========    ========


The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



LIABILITIES AND STOCKHOLDERS' EQUITY                 (Unaudited)
                                                       August 3,  February 3,
                                                         1996        1996
                                                       --------    --------
Current Liabilities:
  Accounts payable, trade                              $ 50,390    $ 46,431
  Income taxes payable                                    1,735         698
  Accrued expenses -
    Salary and benefits                                  12,086      11,463
    Taxes other than income                               5,946       5,185
    Other                                                13,199      11,399
  Current portion of obligations
    under capital leases                                    101         101
  Due to affiliate                                           24          71
                                                       --------    --------
  Total Current Liabilities                              83,481      75,348
                                                       --------    --------

Obligations under Capital Leases                         26,958      26,802
                                                       --------    --------
Reserve for Closed Stores and Restructuring               1,813       3,167
                                                       --------    --------
Other                                                        29          95
                                                       --------    --------
Total Liabilities                                       112,281     105,412
                                                       --------    --------

Stockholders' Equity:
  Common stock, par value $.01 per share;
    15,000,000 shares authorized; 6,430,694
    and 6,416,058 shares issued, respectively                64          64
  Paid-in capital                                        46,387      46,236
  Unrealized gain on short-term
    investments                                               6          97
  Retained earnings                                      46,360      44,506
  Treasury stock 528,190 shares of common stock,
    at cost                                              (8,720)     (8,720)
                                                       --------    --------
  Total Stockholders' Equity                             84,097      82,183
                                                       --------    --------


Total Liabilities and Stockholders' Equity             $196,378    $187,595
                                                       ========    ========


The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)


                                                            Twenty-Six
                                                            Weeks Ended
                                                       -------------------
                                                       August 3,   July 29,
                                                         1996        1995
                                                       --------    --------
Cash Flows from Operating Activities:
  Net income                                            $ 1,854    $  4,009
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                         3,754       2,634
  Change in assets and liabilities:
    Accounts receivable                                  (3,419)        359
    Merchandise inventories                              (5,114)     (4,485)
    Other current assets                                 (2,364)        (58)
    Deferred income taxes                                  (601)        388
    Accounts payable, trade                               3,959      (3,563)
    Accrued expenses                                      3,390       4,239
    Due to affiliate                                        (91)        490
    Income taxes payable                                  1,037       2,956
    Other assets                                            142          27
    Reserve for closed facilities                        (1,336)     (1,490)
                                                       --------    --------
      Net cash provided by
        operating activities                           $  1,211    $  5,506
                                                       --------    --------

Cash Flows from Investing Activities:
  Capital expenditures                                 $ (4,450)   $ (2,861)
  Maturities of United States Treasury Notes              4,070        -
  Maturities of marketable debt securities                1,574        -
  Disposition of marketable debt securities                -             50
                                                       --------    --------
      Net cash provided by (used for) investing
        activities                                     $  1,194    $ (2,811)
                                                       --------    --------

Cash Flows from Financing Activities:
  Principal payments under capital
    lease obligations                                  $    (50)   $  ( 159)
  Acquisition of treasury shares                           -         (6,904)
  Proceeds from exercise of stock
    options                                                 151         306
                                                       --------    --------
      Net cash provided by (used for) financing
        activities                                     $    101    $ (6,757)
                                                       --------    --------

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (dollars in thousands)
                                  (Unaudited)


                                                           Twenty-Six
                                                           Weeks Ended
                                                       --------------------
                                                       August 3,   July 29,
                                                         1996        1995
                                                       --------    --------
Net Increase (Decrease) in Cash and Equivalents           2,506      (4,062)
Cash and Equivalents at Beginning of Year                13,559      24,134
                                                       --------    --------
Cash and Equivalents at End of Period                  $ 16,065    $ 20,072
                                                       ========    ========

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during quarter for:
  Interest                                             $  1,846    $  1,796
  Income taxes                                              673        (832)


The accompanying notes are an integral part of these statements.

                    TRAK AUTO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       AUGUST 3, 1996 AND JULY 29, 1995

                                 (UNAUDITED)


(1)    General:

       The accompanying consolidated financial statements reflect the accounts of Trak Auto Corporation ("Trak Auto") and its wholly-owned subsidiaries. Trak Auto and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail stores. The unaudited statements as of August 3, 1996 and July 29, 1995 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of August 3, 1996 and July 29, 1995 and the results of operations and cash flows for the periods indicated.

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

       The results of operations for the quarter ended August 3, 1996 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

(3)    Interim Inventory Estimates:

       The Company's inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At August 3, 1996 and February 3, 1996, inventories determined on a first-in, first-out basis would have been greater by $6,624,000 and $6,579,000, respectively.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AUGUST 3, 1996 AND JULY 29, 1995

                                  (Unaudited)

       The Company takes a physical count of its store inventories semiannually and the Company uses a gross profit method combined with available perpetual inventory information to determine inventories for quarters when complete physical counts are not taken. A physical inventory was taken for all stores for the quarter ended August 3, 1996.

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

       Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At August 3, 1996, market value was $6,000 greater than cost, net of income taxes. At August 3, 1996, the Company had no investments that qualified as trading or held to maturity.

       The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities sold is based on the specific identification method.

(5)  Credit Agreements:

   On February 27, 1996, the boards of directors of the Company and Dart Group Corporation ("Dart"), which currently owns 67.1% of the Company's common stock, approved a resolution authorizing a credit facility. As of September 14, 1996, the Company and Dart have not established the facility pending a reconsideration of its needs. If the Company and Dart establish the credit facility as authorized on February 27, 1996, Dart would be able to borrow up

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AUGUST 3, 1996 AND JULY 29, 1995

                                  (Unaudited)

to $15 million from the Company on a short-term, secured basis. The credit facility would expire March 31, 1998. The Company expects that it would fund any loans under the credit facility from cash on hand. Any advances under the credit facility would bear interest at an annual rate equal to the prime rate as set forth in the "Money Rates" column of The Wall Street Journal, as such rate may change from time to time, plus one percent. Any advances under the credit facility would be secured by a pledge of shares of the Company owned by Dart. In addition, the Company has a $750,000 commercial letter of credit facility for importing merchandise.

   At August 3, 1996, there were no borrowings under these existing or proposed credit agreements.

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

Liquidity and Capital Resources

       Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, increased by $2,506,000 to $16,065,000 at August 3, 1996 from $13,559,000 at February 3, 1996. This increase was due primarily to the maturity of United States Treasury Notes and marketable debt securities and by current period operations.

       Operating activities provided $1,211,000 to the Company during the twenty-six weeks ended August 3, 1996 compared to $5,506,000 for the twenty-six weeks ended July 29, 1995. Current period operating results was the primary source of funds during the twenty-six weeks ended August 3, 1996 and was partially offset by increased merchandise inventory levels.

       Investing activities provided $1,194,000 to the Company during the twenty-six weeks ended August 3, 1996 compared to using $2,811,000 for the twenty-six

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)


weeks July 29, 1995. The disposition of United States Treasury Notes and marketable debt securities provided the funds in the current year and was partially offset by capital expenditures.

       Financing activities provided $101,000 to the Company during the twenty-six weeks ended August 3, 1996 from the proceeds from the exercise of stock options and was partially offset by payments for capital lease obligations. During the twenty-six weeks ended July 29, 1995, the Company used
$6,757,000 primarily for the repurchase of outstanding shares of its Common
Stock.

       The Company funds its requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. The Company's primary capital requirements relate to remodelings, new store openings (including purchases of inventory and the costs of store fixtures and leasehold improvements), and acquisitions. As of August 3, 1996, the Company had entered into lease agreements to open 16 new stores and amendments to existing lease agreements to convert three stores into Super Trak or Super Trak Warehouse stores.

Results of Operations

       During the twenty-six weeks ended August 3, 1996, the Company opened four new Super Trak or Super Trak Warehouse stores and closed or converted two Super Trak stores and five classic Trak stores. At August 3, 1996, the Company had 273 stores, including 114 Super Trak stores and 31 Super Trak Warehouse stores.

       Sales of $177,444,000 during the twenty-six weeks ended August 3, 1996 increased by $11,426,000 or 6.9% over the twenty-six weeks ended July 29, 1995 while sales of $90,428,000 during the thirteen weeks ended August 3, 1996 increased $4,021,000 or 4.7% compared to the same period one year ago. The sales increases were primarily due to the Company's continuing conversion to Super Trak and Super Trak Warehouse stores and to the acquisition of new stores in Pennsylvania in January 1996. Comparable sales (stores open more than one year) increased 2.9% and 1.0% for the twenty-six and thirteen weeks ended August 3, 1996. Sales for comparable Super Trak Stores increased 2.3% for the twenty-six weeks ended August 3, 1996 and remained unchanged during the thirteen weeks ended August 3, 1996. Sales for comparable Super Trak Warehouse stores increased 8.7% and 4.1% and sales for comparable classic Trak stores increased 2.6% and 2.3% for the twenty-six and thirteen weeks ended August 3, 1996, respectively. Sales for Super Trak and Super Trak Warehouse stores represented 63.7% and 64.5% of total sales during the twenty-six and thirteen weeks ended August 3, 1996 compared to 54.1% and 55.4% for the twenty-six and thirteen weeks ended July 29, 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)



       Interest and other income decreased by $391,000 and $346,000 for the twenty-six and thirteen weeks ended August 3, 1996, respectively, when compared to the prior year, largely due to reduced interest income as a result of less funds available for short-term investments.

       Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 75.3% and 75.8% for the twenty-six and thirteen weeks ended August 3, 1996 compared to 74.0% and 73.7% for the same periods in the prior year. The increases were primarily due to increased store occupancy costs and to a decrease in store margins largely as a result of grand openings in the Pittsburgh market.

       Selling and administrative expenses were 20.4% as a percentage of sales for the twenty-six and thirteen weeks ended August 3, 1996 compared to 20.2% and 19.3% for the twenty-six and thirteen weeks ended July 29, 1995. The increases were due primarily to increased payroll costs.

       Depreciation and amortization expenses increased $1,120,000 and $567,000 for the twenty-six and thirteen weeks ended August 3, 1996, respectively, compared to the same periods one year ago. The increases were due to increases in store fixed assets resulting from the opening of Super Trak and Super Trak Warehouse stores.

       The effective income tax rate was 34.0% for the twenty-six weeks ended August 3, 1996 compared to 36.7% for the twenty-six weeks ended July 29, 1995. The decrease in the effective rate was primarily due to reduced taxable income as a result of certain permanent book/tax differences.

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

Robert M. Haft Employment Litigation

       As reported in the Annual Report, in October 1995, Dart, Crown Books and Trak Auto filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit with respect to a judgment that the U.S. District Court for the District of Delaware had entered in a lawsuit brought by Robert M. Haft for breach of employment contract. Among other things, the district court had awarded Robert M. Haft damages against Dart and Crown Books in the amount of $18,856,964 (plus interest) and $14,947,160 (plus interest), respectively.

       On May 30, 1996, the U.S. Court of Appeals for the Third Circuit affirmed the judgment of the district court.

       On August 21, 1996, Dart and Crown Books paid $20,976,945 and $16,895,295, respectively, to Robert M. Haft in satisfaction of the monetary damages component of the judgment.

Rollerson Litigation

       As reported in the Annual Report, Dart and Trak Auto had filed a motion for summary judgment in a case involving a former employee of Trak Auto who has alleged sexual harassment (Rollerson v. Dart Group Corporation, et al.). On June 25, 1996, the court denied the motion for summary judgment.

Item 4.  Submission of Matters to a Vote of Security Holders

       Dart, as a holder of over fifty percent of the outstanding voting capital stock of Trak Auto, took action on June 28, 1996, to re-elect all five incumbent Directors to Trak Auto's Board of Directors by less than unanimous written consent in lieu of taking such action at an annual meeting of stockholders. These directors are as follows:

       Herbert H. Haft
       R. Keith Green
       Larry G. Schafran
       Bonita A. Wilson
       Douglas M. Bregman

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



                                        TRAK AUTO CORPORATION



Date September 16, 1996           By        R. Keith Green
     ----------------------          -----------------------------
                                            R. KEITH GREEN
                                              President




Date September 16, 1996                   David B. MacGlashan
     ----------------------          -----------------------------
                                          DAVID B. MACGLASHAN
                                         Chief Financial Officer