Form 10-Q
period 1996-11-02
TRAK AUTO CORP
filed 1996-12-16
CIK 716438

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 2, 1996
                                                ----------------

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

At December 13, 1996, the registrant had 5,908,887 shares of Common Stock, $.01 par value per share, outstanding.

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                  (Unaudited)



                              Thirteen Weeks          Thirty-Nine Weeks
                                    Ended                   Ended
                           ----------------------- -----------------------
                           November 2, October 28, November 2, October 28,
                               1996       1995        1996        1995
                           ----------- ----------- ----------- -----------
Sales                      $    87,953 $    88,226 $   265,397 $   254,244
Interest and other income          585         615       1,359       1,780
                           ----------- ----------- ----------- -----------
                                88,538      88,841     266,756     256,024
                           ----------- ----------- ----------- -----------
Expenses:
  Cost of sales, store
    occupancy and
    warehousing                 67,262      65,456     200,812     188,267
  Selling and
    administrative              18,438      17,430      54,695      51,038
  Depreciation and
    amortization                 1,802       1,540       5,556       4,174
  Interest expense                 923         935       2,769       2,731
                           ----------- ----------- ----------- -----------
                                88,425      85,361     263,832     246,210
                           ----------- ----------- ----------- -----------

Income before income taxes         113       3,480       2,924       9,814
Income taxes (benefit)             (42)      1,316         915       3,641
                           ----------- ----------- ----------- -----------
Net income                 $       155 $     2,164 $     2,009 $     6,173
                           =========== =========== =========== ===========


Weighted average common
  shares and common share
  equivalents outstanding        5,955       5,884       5,944       5,926
                           =========== =========== =========== ===========


Net income per share       $       .03 $       .37 $       .34 $      1.04
                           =========== =========== =========== ===========

The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



ASSETS                                              (Unaudited)
                                                     November 2, February 3,
                                                         1996        1996
                                                       --------    --------
Current Assets:
  Cash                                                 $  5,800    $  5,411
  Short-term instruments                                 10,308       8,148
  Marketable debt securities                              2,542       8,654
  Accounts receivable, trade                              8,336       4,709
  Merchandise inventories                               107,343      99,471
  Deferred income taxes                                   6,842       6,566
  Other current assets                                    3,339       1,034
                                                       --------    --------
    Total Current Assets                                144,510     133,993
                                                       --------    --------

Property and Equipment at cost:
  Furniture, fixtures and equipment                      61,799      56,982
  Leasehold improvements                                 11,811      10,196
  Property under capital leases                          22,032      22,032
                                                       --------    --------
                                                         95,642      89,210
Accumulated Depreciation and Amortization                47,830      42,324
                                                       --------    --------
                                                         47,812      46,886
                                                       --------    --------

Other Assets                                              1,578       1,787
                                                       --------    --------

Deferred Income Taxes                                     4,941       4,929
                                                       --------    --------

Total Assets                                           $198,841    $187,595
                                                       ========    ========


The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



LIABILITIES AND STOCKHOLDERS' EQUITY                (Unaudited)
                                                     November 2, February 3,
                                                         1996        1996
                                                       --------    --------
Current Liabilities:
  Accounts payable, trade                              $ 57,083    $ 46,431
  Income taxes payable                                    1,425         698
  Accrued expenses -
    Salary and benefits                                  12,343      11,463
    Taxes other than income                               5,974       5,185
    Other                                                 9,624      11,399
  Current portion of obligations
    under capital leases                                    101         101
  Due to affiliate                                           22          71
                                                       --------    --------
  Total Current Liabilities                              86,572      75,348
                                                       --------    --------

Obligations under Capital Leases                         26,985      26,802
                                                       --------    --------
Reserve for Closed Stores and Restructuring                 961       3,167
                                                       --------    --------
Other                                                      -             95
                                                       --------    --------
Total Liabilities                                       114,518     105,412
                                                       --------    --------

Stockholders' Equity:
  Common stock, par value $.01 per share;
    15,000,000 shares authorized; 6,436,145
    and 6,416,058 shares issued, respectively                64          64
  Paid-in capital                                        46,458      46,236
  Unrealized gain on short-term
    investments                                               6          97
  Retained earnings                                      46,515      44,506
  Treasury stock 528,190 shares of common stock,
    at cost                                              (8,720)     (8,720)
                                                       --------    --------
  Total Stockholders' Equity                             84,323      82,183
                                                       --------    --------


Total Liabilities and Stockholders' Equity             $198,841    $187,595
                                                       ========    ========


The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)


                                                          Thirty-nine
                                                          Weeks Ended
                                                    ------------------------
                                                    November 2,  October 28,
                                                        1996        1995
                                                    -----------  -----------
Cash Flows from Operating Activities:
  Net income                                        $     2,009  $     6,173
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                         5,556        4,174
  Change in assets and liabilities:
    Accounts receivable                                  (3,465)       1,474
    Merchandise inventories                              (7,872)      (8,024)
    Other current assets                                 (2,305)        (248)
    Deferred income taxes                                  (373)         730
    Accounts payable, trade                              10,652          740
    Accrued expenses                                        152        5,880
    Due to affiliate                                       (115)         100
    Income taxes payable                                    727        1,894
    Other assets                                            213           26
    Reserve for closed facilities                        (2,138)      (2,230)
                                                    -----------  -----------
      Net cash provided by
        operating activities                        $     3,041  $    10,689
                                                    -----------  -----------

Cash Flows from Investing Activities:
  Capital expenditures                              $    (6,583) $    (5,473)
  Maturities of United States Treasury Notes              4,370         -
  Disposition of United States Treasury Notes              -             500
  Purchase of United States Treasury Notes                 -            (499)
  Maturities of marketable debt securities                1,574         -
  Disposition of marketable debt securities                -              50
                                                    -----------  -----------
      Net cash used for investing
        activities                                  $      (639) $    (5,422)
                                                    -----------  -----------

Cash Flows from Financing Activities:
  Principal payments under capital
    lease obligations                               $       (75) $      (237)
  Acquisition of treasury shares                           -          (6,904)
  Proceeds from exercise of stock
    options                                                 222          903
                                                    -----------  -----------
      Net cash provided by (used for)
        financing activities                        $       147  $    (6,238)
                                                    -----------  -----------

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (dollars in thousands)
                                  (Unaudited)



                                                          Thirty-nine
                                                          Weeks Ended
                                                    ------------------------
                                                    November 2,  October 28,
                                                        1996        1995
                                                    -----------  -----------
Net Increase (Decrease) in Cash and Equivalents     $      2,549  $     (971)
Cash and Equivalents at Beginning of Year                 13,559      24,134
                                                    ------------  ----------
Cash and Equivalents at End of Period               $     16,108  $   23,163
                                                    ============  ==========

Supplemental Disclosures of Cash Flow Information:
Cash paid during quarter for:
  Interest                                          $      2,769  $    2,731
  Income taxes                                               673       1,347


The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     November 2, 1996 and October 28, 1995

                                  (Unaudited)


(1) General:

The accompanying consolidated financial statements reflect the accounts of Trak Auto Corporation ("Trak Auto") and its wholly-owned subsidiaries. Trak Auto and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail stores. The unaudited statements as of November 2, 1996 and October 28, 1995 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of November 2, 1996 and October 28, 1995 and the results of operations and cash flows for the periods indicated.

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

The results of operations for the quarter ended November 2, 1996 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

(3) Interim Inventory Estimates:

The Company's inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At November 2, 1996 and February 3, 1996, inventories determined on a first-in, first-out basis would have been greater by $6,657,000 and $6,579,000, respectively.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     November 2, 1996 and October 28, 1995

                                  (Unaudited)

    The Company takes a physical count of its store inventories semiannually and the Company uses a gross profit method combined with available perpetual inventory information to determine inventories for quarters when complete physical counts are not taken. The Company did not take a physical inventory for the quarter ended November 2, 1996.

(4) Short-term Instruments and Marketable Debt Securities:

       The Company's short-term instruments include United States Treasury Bills and money market funds. The Company considers short-term instruments, consisting of United States Treasury Bills, purchased with a maturity of less than one year to be cash equivalents. The Company's United States Treasury Bills primarily consist of instruments with a maturity of less than four months. Marketable debt securities included United States Treasury Notes, United States Agency Securities Acceptances and municipal securities.

       Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At November 2, 1996, market value was $6,000 greater than cost, net of income taxes. At November 2, 1996, the Company had no investments that qualified as trading or held to maturity.

       The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities sold is based on the specific identification method.

(5)  Credit Agreement:

     On December 11, 1996, the Company's Board of Directors approved a resolution authorizing the Company to enter into a revolving credit facility under which the Company could borrow up to $25.0 million.

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

Liquidity and Capital Resources

       Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, increased by $2,549,000 to $16,108,000 at November 2, 1996 from $13,559,000 at February 3, 1996. This increase was due primarily to the maturity of United States Treasury Notes and marketable debt securities and by current operations, and was partially offset by capital expenditures and current payments against the closed store reserve.

       Operating activities provided $3,041,000 to the Company during the thirty-nine weeks ended November 2, 1996 compared to $10,689,000 for the thirty-nine weeks ended October 28, 1995. Current period operating results were the primary source of funds during the thirty-nine weeks ended November 2, 1996 and partially offset by payments against the closed store reserve.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Investing activities used $639,000 of the Company's funds during the thirty-nine weeks ended November 2, 1996 compared to $5,422,000 for the thirty-nine weeks October 28, 1995. The decrease was due to the disposition of United States Treasury Notes and marketable debt securities in the current year. Capital expenditures were $6,583,000 during the thirty-nine weeks ended November 2, 1996 compared to $5,473,000 during the same period one year ago.

       Financing activities provided $147,000 to the Company during the thirty-nine weeks ended November 2, 1996 from the proceeds from the exercise of stock options and was partially offset by payments for capital lease obligations. During the thirty-nine weeks ended October 28, 1995, the Company used $6,238,000 primarily for the repurchase of outstanding shares of its common stock.

       The Company funds its requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. The Company's primary capital requirements relate to remodelings, new store openings (including purchases of inventory and the costs of store fixtures and leasehold improvements), and acquisitions. As of November 2, 1996, the Company had entered into lease agreements to open 13 new stores.

Results of Operations

       During the thirty-nine weeks ended November 2, 1996, the Company opened 11 new Super Trak or Super Trak Warehouse stores and closed or converted four Super Trak stores and eight classic Trak stores. At November 2, 1996, the Company had 275 stores, including 116 Super Trak stores and 34 Super Trak Warehouse stores.

       Sales of $265,397,000 during the thirty-nine weeks ended November 2, 1996 increased by $11,153,000 or 4.4% over the thirty-nine weeks ended October 28, 1995. Sales of $87,953,000 during the thirteen weeks ended November 2, 1996 decreased $273,000 or 0.3% compared to the same period one year ago. The sales increase for the thirty-nine week period was primarily due to the Company's continuing conversion to Super Trak and Super Trak Warehouse stores and to the entry into the Pittsburgh market in January 1996. The decrease for the thirteen weeks was primarily due to increased competition, particularly in the Los Angeles market. Comparable sales (stores open more than one year) remained unchanged for the thirty-nine weeks and decreased 5.1% for the thirteen weeks ended November 2, 1996, respectively. Sales for comparable Super Trak and Super Trak Warehouse stores increased 1.0% for the thirty-nine weeks ended November
2, 1996 and decreased 4.3% during the thirteen weeks ended November 2, 1996. Sales for comparable classic Trak stores decreased .4% and 6.2% for the thirty-nine and thirteen weeks ended

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

November 2, 1996, respectively. Sales for Super Trak and Super Trak Warehouse stores represented 58.3% and 60.0% of total sales during the thirty-nine and thirteen weeks ended November 2, 1996 compared to 55.3% and 57.5% for the thirty-nine and thirteen weeks ended October 28, 1995, respectively.

       Interest and other income decreased by $421,000 and $30,000 for the thirty-nine and thirteen weeks ended November 2, 1996, respectively, when compared to the prior year, largely due to reduced interest income as a result of a decrease in funds available for short-term investment.

       Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 75.7% and 76.5% for the thirty-nine and thirteen weeks ended November 2, 1996, respectively, compared to 74.1% and 74.2% for the same periods in the prior year. The increases were primarily due to increased store occupancy costs and to a decrease in store margins largely as a result of grand openings in the Pittsburgh market.

       Selling and administrative expenses were 20.7% and 21.0% as a percentage of sales for the thirty-nine and thirteen weeks ended November 2, 1996, respectively, compared to 20.1% and 19.8% for the thirty-nine and thirteen weeks ended October 28, 1995. The increases were due primarily to increased payroll costs.

       Depreciation and amortization expenses increased $1,382,000 and $262,000 for the thirty-nine and thirteen weeks ended November 2, 1996, respectively, compared to the same periods one year ago. The increases were due to increases in store fixed assets as a result of conversion to the Super Trak and Super Trak Warehouse stores and the opening of new stores in Pennsylvania.

       The effective income tax rate was 31.3% for the thirty-nine weeks ended November 2, 1996 compared to 37.1% for the thirty-nine weeks ended October 28, 1995. The decrease in the effective rate was primarily due to reduced taxable income as a result of certain permanent book/tax differences relating to the net operating loss of a former subsidiary.

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

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       Material legal proceedings pending against Trak Auto are described in its Annual Report on Form 10-K for the year ended February 3, 1995 (the "Annual Report"). Except as disclosed in Trak Auto's Quarterly Report on Form 10-Q for the quarter ended August 3, 1996, there have been no material developments in any legal proceeding reported in the Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders

       Trak Auto's 1996 Annual Meeting of Stockholders (the "Meeting") was held on October 10, 1996. At the Meeting, Trak Auto's stockholders re-elected all of the directors of Trak Auto.

       The results of voting for the election of directors at the Meeting are set forth below.

                                           Votes
                                           ------                   Number of shares
Name of Nominee                             For                         withheld
---------------                             ---                     ----------------
Herbert H. Haft                            5,211,941                   584,472
R. Keith Green                             5,793,141                     3,272
Larry G. Schafran                          5,793,041                     3,372
Bonita A. Wilson                           5,793,141                     3,272
Douglas M. Bregman                         5,792,441                     3,972

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



Date December 16, 1996            By        R. Keith Green
    ----------------------           -----------------------------
                                            R. KEITH GREEN
                                              President




Date December 16, 1996                    David B. MacGlashan
    ----------------------           -----------------------------
                                          DAVID B. MACGLASHAN
                                         Chief Financial Officer