Form 10-K
period 1997-02-01
TRAK AUTO CORP
filed 1997-05-01
CIK 716438

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the fiscal year ended February 1, 1997
                                                            ------------------

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required) for the transition period from __________ to __________
Commission file number    0-12202
                       ------------

                              TRAK AUTO CORPORATION
--------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Delaware                                    52-1281465
------------------------------------          ------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)
3300 75th Avenue, Landover, Maryland                     20785
------------------------------------          ------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (301) 731-1200
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act:           NONE
                                                                 ------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.01 Per Share
--------------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At May 1, 1997, the registrant had 5,909,279 shares of Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $20,562,000.

DOCUMENTS INCORPORATED BY REFERENCE
1996 Proxy Statement for annual stockholders' meeting to be held June 27,
1997.....................................................Part III Items 10-13

The exhibit index begins at page 73 of this Form 10-K.

                               Table of Contents


                                                              Part I
                                                              ------
                                                                                                                 Page
                                                                                                                 ----

Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3

Item 2.          Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             11

Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13

Item 4.          Submission of Matters to a Vote of
                   Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             21

                                                               Part II
                                                               -------

Item 5.          Market for the Registrant's Common Equity and
                   Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . .             22

Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             23

Item 7.          Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             24

Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . .             31

Item 9.          Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .             64

                                                               Part III
                                                               --------

Item 10.         Directors and Executive Officers of the
                   Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             65

Item 11.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             65

Item 12.         Security Ownership of Certain Beneficial Owners
                   and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             65

Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .             65

                                                               Part IV
                                                               -------

Item 14.         Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             66

                                     PART I

Forward-looking Statements

Statements in this report that are not historical in nature, including references to beliefs, anticipations or expectations, are forward-looking. Such statements are subject to a wide variety of risks and uncertainties that could cause actual results to differ materially from those projected, including the results of ongoing litigation affecting the Company (defined below), the Company's ability to open new stores and close other stores, the effect of national and regional economic conditions, the availability of capital to fund operations and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements, which revisions may be made to reflect any future events or circumstances, other than through its regular quarterly and annual financial statements, and through the accompanying discussion and analysis contained in the Company's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

Item 1.  Business

Trak Auto Corporation ("Trak Auto") was incorporated in Delaware in 1983 and operates retail discount auto parts stores. The term "Company" refers collectively to Trak Auto and its wholly-owned subsidiaries, including Trak Corporation, Super Trak Corporation ("Super Trak") and Trak DHC Corporation. Dart Group Corporation ("Dart") owns 67.1% of Trak Auto's outstanding common stock, par value $.01 per share (the "Common Stock").

Operations

The Company operates retail discount auto parts stores in the metropolitan areas of Washington, D.C.; Richmond, Virginia; Chicago, Illinois; Los Angeles, California; Pittsburgh, Pennsylvania and Milwaukee, Wisconsin. In addition, the Company has begun opening stores in central Pennsylvania.

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

Super Trak operates retail auto parts stores that offer more services and merchandise than the "Classic Trak" stores described above. Super Trak stores carry approximately 5,000 more SKU's, concentrated primarily in application parts categories. Additionally, Super Trak stores feature special order services that permit customers to access virtually any automotive part, including engines. The stores also offer extensive technical assistance through computerized parts look-up, instruction for repairs, free use of specialized tools, and factory trained parts personnel.

During the year ended January 28, 1995, the Company expanded its Super Trak concept to include Super Trak Warehouse stores. These stores are typically between 13,000 and 25,000 square feet and carry approximately 30,000 SKU's. The added SKU's are composed of additional application parts.

The Company has successfully opened or converted 122 Super Traks and 44 Super Trak Warehouse stores. The Company plans to continue to convert Classic Trak stores into Super Trak and Super Trak Warehouse stores and to open new stores as opportunities present themselves in the Company's six metropolitan markets as well as new markets.

The Company generally purchases merchandise directly from a large number of manufacturers and suppliers. The Company's distribution system is computerized utilizing an automated replenishment and perpetual inventory system to generate shipments of product from distribution centers in Landover, Maryland; Bridgeview, Illinois and Ontario, California. The required items are generally assembled and packaged for delivery in the order in which they will be unpacked and displayed on the shelves at the retail stores, promoting store efficiency. Inventories are monitored both at the stores and in the distribution centers to determine purchase requirements. The Company has a computerized point of sale ("POS") register system in every store. The Company uses scanners to identify most merchandise at the register and uses a price look-up function to price the sale. Most merchandise is pre-labeled with bar codes provided by the manufacturers.

The Company's merchandising philosophy is to develop strong consumer recognition and acceptance of its name by use of mass-media advertising to promote a broad selection of products at low prices. The Company emphasizes quality customer service through knowledgeable personnel and advanced technology such as electronic parts look-up, POS and computerized do-it-yourself aids in all stores.

Classic Trak stores range in size from approximately 5,000 to 6,000 square feet, Super Trak stores range in size from 6,000 to 11,000 square feet, and Super Trak Warehouse stores range in size from approximately 13,000 to 25,000 square feet. The Company's stores use modern fixtures and equipment and the interiors have been standardized, so that the interiors of new stores can be assembled quickly. The stores are open seven days a week. No store contributed more than 1.0% to the Company's consolidated sales during the year ended February 1, 1997.

The following table sets forth by metropolitan area the locations of the Company's stores for each of the last five fiscal years.

                                                    Number of Stores
                                                  at end of fiscal year
                                              ----------------------------
Metropolitan Area                             1993  1994  1995  1996  1997
-----------------                             ----  ----  ----  ----  ----
 Chicago, Illinois                              99    97    86    79    82
 Los Angeles, California                       119   116   104    96    93
 Pittsburgh, Pennsylvania                        -     -     -    14    16
 Central Pennsylvania                            -     -     -     -     2
 Richmond, Virginia                             15    15    11    10     9
 Milwaukee, Wisconsin                            -     -     -     -     7
 Washington, D.C.                               84    86    81    77    77
                                              ----  ----  ----  ----  ----
          Total                                317   314   282   276   286

The following tables set forth the number of stores of each of Classic Trak, Super Trak, and Super Trak Warehouse that were opened, closed or remodeled during each of the last five fiscal years, as well as the total number of such stores as of the end of each such fiscal year.

Super Trak Stores                             1993  1994  1995  1996  1997
-----------------                             ----  ----  ----  ----  ----
 Opened during the year                         12    62    34    17    14
 Closed or converted to Super Trak Warehouse
   during the year                              -      1     1    10     5

Super Trak Warehouse Stores
---------------------------
 Opened during the year                         -     -      7    23    14

Classic Trak Stores
-------------------
 Opened during the year                          6     1    -     -     -
 Closed or converted to Super Trak or Super
   Trak Warehouse during the year               34    65    72    36    13

Total Open at End of Year
-------------------------
Super Trak Stores                               12    73   106   113   122
Super Trak Warehouse Stores                     -     -      7    30    44
Classic Trak Stores                            305   241   169   133   120

During the fourth quarter of fiscal 1996, the Company acquired the assets of 14 stores in Pittsburgh, PA, for approximately $6.2 million. This acquisition places the Company with the largest market share in a viable new market. The stores were remodeled and converted to the Trak Auto concept during the year ended February 1, 1997. Additional sites are currently being negotiated with the intention of growing this new market to greater than 20 stores over the next two years.

The Company believes that its superstore concept presents significant growth opportunities and intends to open new Super Trak and Super Trak Warehouse stores in existing and possibly new markets. As of February 1, 1997, the Company had entered into lease agreements to open seven new stores.

The Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores. The Company may from time to time close, relocate or sell stores (or groups of stores) that are not satisfying certain performance objectives.

Store Closings and Restructuring Costs

The Company continually evaluates its store operations and the need to close, relocate, or expand stores or convert existing Classic Trak stores into Super Trak or Super Trak Warehouse stores. The Company recognizes store closing costs when management decides to close a store. In prior years, the Company has also recognized the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Trak and Super Trak Warehouse concepts. The costs associated with store closings and restructuring efforts are primarily unrecoverable lease obligations (rent, real estate taxes and common area charges, net of estimated sublease income) and the book value of leasehold improvements as of the actual or estimated store closing date.

As of February 1, 1997, the Company had reserves of $2,644,000 for store closings and restructurings. The restructuring reserve relates to 15 stores that have been closed or converted into Super Trak or Super Trak Warehouse stores and an additional nine stores identified to be closed or converted but which have remained open. The closed store reserve relates to 16 Classic Trak and Super Trak stores that were closed apart from the Company's restructuring efforts. The activity in the closed store and restructuring reserves during the last two years are as follows:

                                                      (dollars in thousands)
                                                         1997        1996
                                                      ----------  ----------
Reserves, beginning of year                            $  4,491    $  6,945
Less: Net provision recorded/(charges)                   (1,847)     (2,454)
                                                       --------    --------
Reserves, end of year                                  $  2,644    $  4,491
                                                       ========    ========

Included in the activity for fiscal 1997 is an increase of the closed store and restructure reserves net provision of approximately $402,000 and included in the activity for fiscal 1996 is an additional net provision of $673,000. This activity is included in selling and administrative expenses in the Company's Consolidated Statements of Operations.

The lease obligation allocable to related party leases is approximately $969,000. The closed store and restructuring reserves as of February 1, 1997 are expected to be utilized as follows:

                        (dollars in thousands)
                        Fiscal
                        Year               Total
                       ------            --------
                        1998             $ 1,047
                        1999                 836
                        2000                 335
                        2001                 167
                        2002                 128
                        2003-2005            131
                                         -------
                        Total            $ 2,644
                                         =======

The amount recorded for future lease obligations has been estimated at 95% of the total lease obligation after the closing date because the Company believes that certain alternatives (subleasing and favorable lease buy-outs) to abandonment may be available. Since the recorded reserves represents an estimate based upon anticipated closing dates and the book value of the leasehold improvements at the time the store is closed, the actual amount of costs associated with store closings are subject to change.

The Company will continue to evaluate the performance and future viability of its stores and may close or convert additional stores in the future.

Relationship with Dart

Dart provides the Company with certain general and administrative services. Dart also pays certain "common expenses" for the Company and its affiliates and allocates such expenses on a judgmental basis. Dart charged the Company approximately $1,111,000 for such services in the year ended February 1, 1997. In addition, the Company provides similar services to Dart and its other subsidiaries. The Company charged Dart and its other subsidiaries approximately $1,447,000 for such services in the year ended February 1, 1997. See Note 4 to the Consolidated Financial Statements and Item 2.- Properties.

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

Seasonality

The Company's business is somewhat seasonal in nature, with the highest sales occurring in the second and third fiscal quarters (May through October). Sales for the combined second and third quarters in each of fiscal years 1997 and 1996 were 52% of total annual sales. The Company's business is also affected by weather conditions. Extremely hot or cold weather tends to enhance sales by causing a higher incidence of parts failure, thus increasing sales of seasonal products. Rain or snow, however, tends to reduce sales by causing deferral of elective maintenance.

Employees

On February 1, 1997, the Company employed approximately 2,160 full-time and 1,550 part-time persons engaged in retail, warehouse and administrative operations. The Company considers its relationship with its employees to be good.

Executive Officers

The following table sets forth the names, ages and positions of the executive officers of Trak Auto. Executive officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders or until their successors are appointed.

    Name                       Age         Position
    ----                       ---         --------
    Herbert H. Haft            76          Chairman of the Board
                                             and Chief Executive Officer
    R. Keith Green             46          President and Director
    David B. MacGlashan        53          Senior Vice President and
                                             Chief Financial Officer
    Robert E. Brann            45          Executive Vice President
    Dennis N. Weiss            51          Vice President, Real Estate

Herbert H. Haft has been Chairman of the Board and Chief Executive Officer of Trak Auto since its incorporation in 1983. Mr. Haft is the founder of Dart and has been its Chairman and Chief Executive Officer since 1960. He is also Chairman of each of Dart's other subsidiaries, including Crown Books Corporation ("Crown Books") and Total Beverage Corporation ("Total Beverage"), and a director of Shoppers Food Warehouse Corp. ("Shoppers Food"), which became a wholly-owned subsidiary of Dart on February 6, 1997. On February 6, 1997, Mr. Haft was elected Co-Chairman of Shoppers Food.

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

Item 2.  Properties

The Company subleases from Dart 210,000 square feet of a warehouse and office facility, located in Landover, Maryland, which it shares with Crown Books. The sublease is for 30 years and six months, provides for rental payments increasing approximately 15% every five years over the term of the sublease and commenced in 1985. The current annual rental is $1,497,000. The sublease also requires the additional payment of maintenance, utilities, insurance and real estate taxes allocable to the space subleased. Dart originally leased the entire 271,000 square foot warehouse and office facility from a private partnership in which Haft family members owned all of the partnership interests. The Company's sublease is on the same terms as Dart's lease from the Haft family partnership.

Dart has a lease agreement with a Haft family-owned entity for vacant land near the Company's warehouse in Landover, Maryland. The lease is for the same period as the warehouse and office facility lease described above and the Company's current annual rental is $26,000 with increases of three percent per year. Dart, the Company and Crown Books each pay a pro-rata share of the rent in proportion to their use of the headquarters building and distribution center.

The Company has an agreement with Dart to sublease 6,500 square feet in a warehouse facility, adjacent to the above warehouse and office facility. Dart leases the property from a partnership in which Haft family members own all of the partnership interests (the "Pennsy Leases"). The sublease commenced April 1992 with a term of one year (with nine one-year option periods). Under the sublease agreement the annual rent is $21,000 and increases to $24,000 for each of the last five option periods. The sublease agreement also requires the Company to pay approximately $6,000 annually for its full share of any common area charges, real estate taxes and insurance premiums. The Company has given notice to terminate the sublease and hold over in the warehouse on a month-to-month basis. The Company also has an arrangement with Dart to use additional space in the warehouse facility. The rental is variable dependent on square footage used. In fiscal 1997 the rental was $150,000. The arrangement also requires the Company to pay a prorated share of utilities, real estate taxes and maintenance.

The Company leases a 176,000 square foot warehouse located in Bridgeview, Illinois from a private partnership in which Haft family members own all of the partnership interests. The lease is for thirty years and six months, provides for rental payments increasing approximately 15% every five years over the term of the lease and commenced in 1984. The current annual rental is $754,000.
The lease also requires the Company to pay for maintenance, utilities, insurance and real estate taxes on the warehouse. Under the terms of the lease agreement, Dart is jointly and severally liable for the lease obligations.

The Company leases a 317,000 square foot warehouse located in Ontario, California from a private partnership in which Haft family members own all of the partnership interests. The lease is for 20 years and provides for increasing rental payments, based upon the Consumer Price Index for the Los

Angeles area, over the term of the lease. The lease commenced in 1989. The current annual rental is $1,469,000. The lease also requires the Company to pay for maintenance, utilities, insurance and real estate taxes on the warehouse.

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

The Company leases all of its 286 retail stores. As of February 1, 1997, the total remaining minimum annual payments for the Company's retail stores (excluding closed stores) were $131,198,000 to the lease expiration dates. The lease and license expiration dates (without regard to renewal options) range from 1997 to 2015. Twenty-three of these leases are with entities in which the Haft family has substantially all the beneficial interest, two are subleased from Crown Books and one is subleased from Shoppers Food (a total of 26 leases). These 26 leases provide for various termination dates that range from 1997 to 2024 and require payment of future minimum rentals aggregating $46,884,000 (including renewal options) at February 1, 1997. These lease agreements also require payment of a percentage of sales in excess of a stated minimum. Annual fees and rentals paid to Haft-owned entities for stores and office and warehouse space was $6,449,000 in the year ended February 1, 1997.

On February 10, 1995, after a legal review by Dart's Executive Committee, Dart filed a complaint for rescission of the Pennsy Leases and for the return of rent paid since 1991 on such leases. See Item 3 - Legal Proceedings. The Executive Committees of Dart, Trak Auto and Crown Books have also undertaken a legal review of other leasing arrangements and real estate related transactions between Dart, the Company or Crown Books, on the one hand, and Haft-owned entities, on the other hand. On December 17, 1996, Dart, Crown Books and Trak Auto filed a lawsuit against Herbert H. Haft (Chairman of each such company) claiming breach of fiduciary duty, fraud and waste in connection with certain of these lease transactions (other than the Pennsy Leases) with certain partnerships owned beneficially by members of the Haft family. See Item 3 - Legal Proceedings - Lawsuit Against Herbert H. Haft Concerning Haft-Owned Real Estate.

Item 3.  Legal Proceedings

Derivative Litigation

In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI"), Combined Properties Limited Partnership and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants Dart, Trak Auto, Crown Books and other affiliated companies.

The complaint, as amended on January 12, 1995, alleges waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the Combined Properties defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, the employment agreement entered into by Ronald S. Haft and Dart on August 1, 1993 (the "RSH Employment Agreement"), the sale of 172,730 shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft, and the compensation paid to the Executive Committee. Plaintiffs seek an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

On April 27, 1995, the Kahn Derivative Plaintiffs and the Special Litigation Committee of Dart's Board of Directors filed a Stipulation and Order which, if entered by the court, would (i) dismiss claims against Douglas M. Bregman and Bonita A. Wilson and (ii) realign Dart as a party plaintiff to the amended complaint. The court has not yet acted upon this Stipulation.

In November 1993, Robert M. Haft filed a lawsuit in the Delaware Court of Chancery for New Castle County. The lawsuit names as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names Dart as a nominal defendant. The complaint derivatively alleges interested director transactions, breach of fiduciary duty and waste in connection with the RSH Employment Agreement. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft and the RSH Employment Agreement. The complaint seeks rescission of the sale of such shares and the RSH Employment Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

In January 1994, a Special Litigation Committee consisting of two outside, independent directors of Dart, Crown Books and Trak Auto was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in these two derivative lawsuits. (Since the death of one member in December 1994, the Special Litigation Committee has consisted of one director.) In September 1994, the Special Litigation Committee moved for dismissal of certain claims in those derivative lawsuits and for realignment of the parties to permit Dart to prosecute other claims in those derivative lawsuits. Thereafter, the Special Litigation Committee amended its motion and advised the court that it had instituted certain lawsuits concerning related party real estate transactions, (see Pennsy Warehouse Litigation, described below), and was considered asserting additional claims, certain of which have since been asserted in (see the Lawsuit Against Herbert H. Haft Concerning Haft- Owned Real Estate, described below). The amended motion is still pending before the court.

In connection with the RSH Settlement, on October 11, 1995, the plaintiff shareholders, Ronald S. Haft, CPI, Dart, Trak Auto and Crown Books entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation"). Pursuant to the Stipulation, the claims against Ronald S. Haft and CPI will be dismissed on the merits and with prejudice as against the shareholder plaintiffs and Dart and its subsidiaries, if the RSH Settlement and dismissal of these claims are approved by the Delaware Court of Chancery.

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

Pennsy Warehouse Litigation

In fiscal 1995, the Executive Committee of Dart's Board of Directors undertook a legal review of the Pennsy Leases. By their terms, the Pennsy Leases, which expire in 2016, require annual rental payments of $855,000 subject to escalation based on increases in the Consumer Price Index. The lease terms also require the lessee to pay real estate taxes, insurance, utilities, and maintenance expenses. At January 31, 1997, Dart had reserved approximately $18.5 million for the obligations represented by the Pennsy Leases.

As a result of this review, on February 10, 1995, Dart filed a complaint (the "Pennsy Warehouse Litigation") in the Circuit Court for Prince George's County, Maryland, alleging breaches of fiduciary duty, waste and other irregularities by certain members of the Haft family and others in connection with the Pennsy Leases and, in particular, with the resumption of rental payments for these warehouses in 1991 following the bankruptcy of the prior tenant, Dart Drug Stores, Inc. The complaint seeks rescission of the Pennsy Leases, restitution of approximately $6 million of rent and other expenses paid since 1991 and other monetary damages.

Robert M. Haft Release Litigation

On June 12, 1995, Robert M. Haft filed a complaint in the Superior Court of the District of Columbia against Dart seeking (i) an order declaring that a claimed release bars Dart from bringing suit against him in the Pennsy Warehouse Litigation, (ii) an injunction to bar Dart from filing certain other categories of future complaints against him based on the so-called release and (iii) compensation for the costs of defense of the Pennsy Warehouse Litigation. The "release" relied upon in this litigation is also asserted by Robert M. Haft and Gloria G. Haft in the Pennsy Warehouse Litigation. On February 27, 1996, the Superior Court ruled that this action should be stayed pending resolution of the Pennsy Warehouse Litigation.

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

As part of the RSH Settlement, on October 6, 1995, Dart purchased from Ronald
S. Haft the 172,730 shares of Class B Common Stock that were subject to the Proxy and placed the shares in treasury.

Section 225 Action by Robert, Gloria and Linda Haft

On October 17, 1995, Robert M. Haft, Gloria G. Haft and Linda G. Haft

(collectively, "RGL") filed a lawsuit captioned Gloria G. Haft, et al. v. Larry
G. Schafran, et al., Del. Ch., Civ. A. No. 14620 (the "Section 225 Action"), in the Delaware Court of Chancery for New Castle County naming as defendants Dart and all of its directors. RGL seek an order, under Section 225 of the Delaware General Corporation Law, declaring that RGL validly removed all of Dart's directors and replaced them with three individuals (John L. Mason, Ellen V. Sigal and Michael Ryan), whom RGL purport to have elected. Such purported election is premised on RGL's contention that RGL own a majority of Dart's voting stock because, they argue, (i) the 172,730 Class B shares subject to Herbert H. Haft's proxy have been purchased by Dart and may not be voted and
(ii) the shares of Class B Common Stock placed in a voting trust (the "Trust Shares") by Ronald S. Haft pursuant to the RSH Settlement also are not entitled to vote because they have been unlawfully issued or they should be deemed to be owned by Dart.

Dart's position is that this lawsuit is without merit and that the purported action by RGL to reconstitute the Board of Directors is invalid. On October 27, 1995, Dart filed a motion for summary judgment.

Challenge to RSH Settlement by Herbert H. Haft

On November 6, 1995, Herbert H. Haft filed a lawsuit captioned Herbert H. Haft
v. Dart Group Corporation, et al., Del. Ch., Civ. A. No. 14685, in the Delaware Court of Chancery for New Castle County naming as defendants Dart, all of its directors except Herbert H. Haft, RGL, John L. Mason, Ellen V. Sigal and Michael Ryan. Herbert H. Haft seeks a judgment (i) declaring the RSH Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Class B Common Stock belong to him, were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power; (iv) declaring that the Trust Shares may not be lawfully voted; and (v) declaring that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart.

Dart's position is that this lawsuit, except for the declaration sought that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart, is without merit. Herbert H. Haft disagrees with Dart's position.

On December 5, 1996, Herbert H. Haft filed a motion for partial summary judgment in which he asserted two arguments based upon Section 160(c) of the Delaware General Corporation Law. Section 160(c) provides that the shares of capital stock "belonging to" a corporation are not entitled to vote. Herbert
H. Haft maintained that (i) notwithstanding Section 160(c), the 172,730 Class B shares that Dart purchased in the RSH Settlement on October 6, 1995 do not "belong to"

Dart and are still subject to the Proxy, and (ii) Section 160(c) does not permit the Trust Shares to be voted because those shares "belong to" Dart, not Ronald S. Haft. Dart opposed this motion for partial summary judgment and, on March 14, 1997, the Delaware Chancery Court denied Herbert H. Haft's motion in its entirety. A trial date has not yet been scheduled.

Standstill Order

In connection with the legal challenges to the RSH Settlement raised by RGL and Herbert H. Haft, on December 6, 1995, the Delaware Court of Chancery entered the Standstill Order, which restricts certain actions by Dart. Without further order of the court, Dart may not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors (Herbert H. Haft, Ronald S. Haft, Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman) or any of its subsidiaries; (iii) change the current Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and the other parties to the Section 225 Action not less than seven days written notice, Dart may not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the Standstill Order, the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3 million.

Lawsuit Against Herbert H. Haft Concerning Haft-Owned Real Estate

On December 17, 1996, Dart, Crown Books and Trak Auto filed a lawsuit captioned Dart Group Corporation, et al. v. Herbert H. Haft, Civ. A. No. 96-26474, in the Circuit Court for Prince George's County, Maryland, seeking damages from Herbert H. Haft for breach of fiduciary duty, fraud and waste arising from a series of lease transactions (other than the Pennsy Warehouse Leases) between Dart and certain partnerships owned beneficially by members of the Haft family. The complaint alleges that Herbert H. Haft exploited the dominance and control he enjoyed as an officer, director and controlling stockholder of Dart to enrich himself and other members of the Haft family unlawfully and unfairly at the expense of the public stockholders of Dart, Crown Books and Trak Auto. In particular, the complaint charges that Herbert H. Haft (i) caused Trak Auto to surrender favorable retail store leases and subleases in Haft-owned shopping centers in exchange for new leases less favorable to Trak Auto; (ii) required Crown Books to relinquish its favorable lease in the McLean Chain Bridge Road Shopping Center and to enter into a new lease with a Haft family partnership for a new location in the same shopping center at a rent rate equal to 450 percent of the prior lease; (iii) caused Dart, Crown Brooks and Trak Auto to enter into exorbitant long-term leases for warehouse and distribution facilities that were purchased and developed by Haft family partnerships for the purpose of leasing those facilities to these companies as captive tenants; (iv) induced Dart and Trak Auto to lease retroactively from a Haft family partnership a 2.66 acre wooded lot for which the companies had no use; and (v) caused Trak Auto to purchase certain used warehouse equipment from a Haft family partnership for more than 700 percent of the price contemplated by the original equipment lease.

Lawsuit Against Herbert H. Haft in Washington, D.C.

On December 17, 1996, Dart, Crown Books and Trak Auto also filed a lawsuit captioned Dart Group Corporation, et al. v. Herbert H. Haft, Civ. A. No. 96-CV-2788 (D.D.C.) in the U.S. District Court for the District of Columbia naming Herbert H. Haft as defendant. In this action, Dart, Crown Books and Trak Auto have advanced claims for breach of fiduciary duty, civil conspiracy and tortious interference with contracts. The companies allege that Herbert H. Haft wrongfully imposed Robert M. Haft's excessively generous employment contracts upon Dart and Crown Books, later breached those contracts for personal reasons and then, due in large part to a personal conflict of interest, mishandled the defense to Robert M. Haft's wrongful termination lawsuit. Dart, Crown Books and Trak Auto seek to recover the approximately $38 million paid to Robert M. Haft in satisfaction of the judgment in his wrongful termination suit, approximately $5 million in attorneys' fees incurred by the companies in defense of that litigation, and punitive damages.

Possible Settlements

On April 21, 1997, Dart reached a conditional settlement agreement in principle with Herbert H. Haft. If the settlement contemplated by the conditional agreement in principle is implemented, Herbert H. Haft would retire from his positions as Chairman of Dart, Shoppers Food, Trak Auto and Crown Books. Herbert H. Haft also would relinquish his claim to voting control of Dart.

Under the settlement contemplated by the conditional agreement in principle, Herbert H. Haft would sell to Dart, Trak Auto and Crown Books all of his shares of stock and stock options in these companies. The settlement also would terminate Herbert H. Haft's employment agreement with Dart and resolve all outstanding litigation and disputes between Dart and Herbert H. Haft. Herbert
H. Haft would also assign certain real estate interests to Dart.

Herbert H. Haft would receive approximately $30 million from Dart if the settlement is implemented. Herbert H. Haft would also receive an additional $11.6 million from escrowed funds previously paid by Dart to Ronald S. Haft as part of the RSH Settlement (plus $700,000 interest on those funds). The conditional agreement in principle also contemplates that Dart would make a $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft, which loan would be secured by such partnership's interests in three shopping centers located in suburban Washington, D.C. and would be personally guaranteed by Ronald S. Haft.

Implementation of the conditional agreement in principle is subject to the negotiation of a definitive settlement agreement satisfactory to Dart and Dart's receipt of satisfactory advice from its investment bankers. The conditional agreement in principle states that it will terminate if a definitive settlement agreement is not entered into by May 9, 1997.

The conditional agreement in principle is also conditioned on Dart's entering into a supplemental settlement with Ronald S. Haft and a comprehensive settlement with RGL. Negotiations with respect to these related settlements are currently underway. Current settlement discussions contemplate that Dart, Trak Auto and Crown Books would collectively pay approximately $50 million in exchange for all of RGL's equity interests in these companies and certain real estate interests. There can be no assurance that such settlements will be reached or as to the terms or timing of any settlement, if one occurs.

Closing of the transactions contemplated by the conditional agreement in principle also is subject to (i) final and non-appealable action by the Delaware Court of Chancery or the Delaware Supreme Court approving all of the terms of the settlement, terminating certain putative derivative actions pending with respect to Dart and Crown Books in the Delaware Court of Chancery, and approving the RSH Settlement and the supplemental settlement between Dart and Ronald S. Haft, and (ii) final and non-appealable action by the U.S. Bankruptcy Court approving the effectiveness of Chapter 11 plans of reorganization for certain real estate entities owned by Haft family members.

There can be no assurance that a definitive settlement agreement between Dart and Herbert H. Haft will be entered into and that the transactions contemplated by the conditional agreement in principle will be implemented.

Any settlement with RGL (including any financing of such settlement) would require further order of the Delaware Court of Chancery under the Standstill Order and could be opposed by Herbert H. Haft if Dart does not settle with him.

A closing of any settlement with RGL would be subject to available financing and the proposed settlement with Herbert H. Haft would be subject to the receipt of advice by Dart from its financial advisor that adequate financing would be available at closing. Dart and its subsidiaries do not presently have cash available to pay the approximately $90 million (including the loan of $10 million) contemplated by the possible settlements but are considering various options to finance them. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Other

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material adverse effect upon the consolidated financial condition and results of operations of the Company.

The Company recorded legal expenses of approximately $1,685,000, $780,000 and $640,000 during the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

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

              Quarter Ended          High         Low
              -------------          ----         ---
              April 29, 1995         20 7/8       16 7/8
              July 29, 1995          17 3/4       15 3/8
              October 28, 1995       16 1/2       14 9/16
              February 3, 1996       16 1/4       15
              May 4, 1996            20 1/2       14 3/4
              August 3, 1996         17 3/4       16
              October 2, 1996        17 3/4       16 1/4
              February 1, 1997       17 1/4       14

There were approximately 130 record holders of the Common Stock as of April 30, 1996.

The Company has not paid dividends during the past two fiscal years and does not expect to pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

INCOME STATEMENT DATA:    (in thousands, except per share and sales % data)

                                                      Fiscal Year
                               --------------------------------------------------------
                                 1997        1996        1995        1994        1993
                               --------    --------    --------    --------    --------
Sales                          $345,984    $342,242    $348,599    $334,798    $315,793
Interest and other income         1,586       2,358       1,887       1,562       1,759
Cost of sales, store occupancy
  and warehousing               262,472     253,582     256,210     255,669     233,472
Selling and Administrative       72,452      69,626      69,260      70,838      66,053
Depreciation and Amortization     7,495       6,292       6,004       6,756       6,029
Interest expense                  3,705       3,638       3,849       3,561       3,521
Restructuring charge                -           -           -           -         7,400
Unusual item                        -           -           -           -         3,894
Income (loss) before
  income taxes                    1,446      11,462      15,163        (464)      4,971
Income before cumulative
  effect of change in
  accounting principle            1,446       7,290      10,265          81       3,355
Cumulative effect of change
  in accounting principle           -           -           -           -         1,658
Net income                        1,084       7,290      10,265          81       5,013

Per share data:
Income before cumulative
  effect of change in
  accounting principle         $    .18    $   1.23    $   1.67    $    .01    $    .57
Cumulative effect of change
  in accounting principle           -           -           -           -           .28
Net income                     $    .18    $   1.23    $   1.67    $    .01    $    .85

Weighted average common
  share and common share
  equivalents outstanding         5,942       5,928       6,139       6,107       5,928
Percentage increase
  (decrease) in sales
  Total stores                      1.1%       (1.8)%       4.1%        6.0%       (1.2)%
  Comparative stores               (1.7)%      (2.7)%       2.1%        1.3%        2.6%


BALANCE SHEET DATA:                      (dollars in thousands)
                                          at end of Fiscal Year
                               --------------------------------------------
                                 1997     1996     1995     1994     1993
                               -------- -------- -------- -------- --------
Current assets                 $136,813 $133,993 $137,306 $129,805 $119,831
Current liabilities              80,298   75,348   75,293   75,737   59,662
Working capital                  56,515   58,645   62,013   54,068   60,169
Total assets                    192,220  187,595  187,649  179,149  165,104
Long-term obligation             28,509   30,064   31,797   33,737   36,159
Stockholders' equity             83,413   82,183   80,559   69,675   69,283

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Control of Dart

Dart owns 67.1% of the outstanding common stock of Trak Auto. Dart's voting stock, the Class B Common Stock, has been beneficially owned by Haft family members.

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

On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of disputes between the Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. Because Herbert
H. Haft is and Ronald S. Haft was an executive officer and/or director of Trak Auto, on October 11, 1994, the Board of Directors of Trak Auto established an Executive Committee comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert
H. Haft and Ronald S. Haft concerning issues involving Dart and Trak Auto have been extensive. Accordingly, the respective Executive Committees assumed day-to-day involvement in these disputed issues and other matters affecting Dart and Trak Auto, in particular matters relating to litigation to which Dart or Trak Auto is a party. While the Executive Committee remains involved in the day-to-day affairs of Dart, its continuing role is dependent upon future developments.

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

Dart is engaged in discussions with Haft family members to explore opportunities to settle litigation pending between the parties. On April 21, 1997, Dart reached a conditional settlement agreement in principle with Herbert
H. Haft. See Item 3 - Legal Proceedings - Possible Settlements.   There can be
no assurance that any definitive settlement will be reached or as to the terms or timing of any settlement, if any occurs.

Outlook

Except for historical information, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Actual results may differ materially due to a variety of factors, including the results of ongoing litigation (or settlements of litigation), the Company's ability to effectively compete in the automotive aftermarket industry, the effect of national and regional economic conditions, and the availability of capital to fund operations. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

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

The automotive aftermarket is a highly competitive market place. As a result, the industry is consolidating with independent operators and small chains either going out of business or being acquired by larger competitors. Additionally, the do-it-yourself customer base is shrinking due to the increased complexity of automobiles, increased incidences of leasing, and the availability of well maintained leased vehicles entering the used car market. Management believes that the markets in which it operates will remain highly competitive in the foreseeable future and, as a result, that the Company will be challenged to improve operating results in fiscal 1998.

Liquidity and Capital Resources

Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, increased by $6,166,000 to $11,723,000 at February 1, 1997 from $5,557,000 at February 3, 1996. The increase was primarily the result of the dispositions and maturities of marketable debt securities.

Operating activities provided $1,027,000 to the Company for the 52 weeks ended February 1, 1997 ("fiscal 1997") compared to $7,598,000 for the 53 weeks ended February 3, 1996 ("fiscal 1996"). The decrease was primarily due to payments for increased merchandise inventory levels and a decrease in operating results.

Investing activities provided $5,000,000 to the Company in fiscal 1997 compared to using $20,041,000 of the Company's funds in fiscal 1996. The change was primarily due to the dispositions and maturities of United States Treasury Bills and Notes in fiscal 1997 compared to the net purchase of United States Treasury Bills and the Pittsburgh acquisition in fiscal 1996.

Financing activities provided $139,000 to the Company in fiscal 1997 from the proceeds from exercises of stock options.

The Company funds its requirements for working capital and capital expenditures with net cash generated from operations, existing cash resources and, if necessary, borrowings under the Company's new revolving credit facility. The Company's primary capital requirements relate to remodelings and new store openings (including purchases of inventory and the costs of store fixtures and leasehold improvements). As of February 1, 1997, the Company had entered into lease agreements to open seven new stores.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)


In December 1996, the Company entered into a revolving credit facility with a finance company to borrow up to $25.0 million. The credit facility has an original term of three years. Borrowings are limited to eligible inventory levels and are secured by the Company's inventory, accounts receivable and proceeds from the sale of those assets. The credit facility contains certain restrictive covenants and a maximum leverage ratio covenant. The covenants include a limitation of $25.0 million on amounts paid (including a $20.0 million limitation on amounts guaranteed) to settle disputes with Haft family members. The Company did not borrow under the credit facility during the year ended February 1, 1997.

Funding of Possible Settlements

Dart has reached a conditional settlement agreement in principle with Herbert
H. Haft and is currently negotiating a possible settlement with RGL as well as a possible supplemental settlement agreement with Ronald S. Haft. See Item 3 - Legal Proceedings - Possible Settlements. The aggregate payments estimated to be paid by Dart and its subsidiaries in connection with these possible settlements is approximately $90 million (including a loan of $10 million), part of which would be deferred. It is anticipated that Dart would pay substantially all of this amount, though a portion (yet to be determined) could be allocated to Trak Auto and Crown Books. Allocation of any actual settlement obligations among the companies would be in proportion to reflect relative benefits each company receives, as determined by their boards of directors after consultation with outside advisors.

Dart and its subsidiaries do not presently have cash available to pay the approximately $90 million contemplated by the possible settlements, but are considering various options to finance them, if they occur. Dart may sell all or part of Shoppers Food or, if it is not sold, use Shoppers Food's existing cash and proceeds from new debt financing by Shoppers Food. However, there can be no assurance that Dart would obtain any such financing or as to the terms of any financing, if it is obtained. Trak Auto and Crown Books anticipate that they would pay their portion of the settlement obligations from borrowings under their respective credit facilities.

At February 1, 1997

Working capital decreased $2,130,000 to $56,515,000 in fiscal 1997 primarily due to capital expenditures for new or converted Super Trak and Super Trak Warehouse stores.

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

Results of Operations

Year Ended February 1, 1997 Compared to the Year Ended February 3, 1996

During fiscal 1997, the Company opened or converted 14 Super Trak stores and 14 Super Trak Warehouse stores and closed or converted 13 Classic Trak stores and five Super Trak stores. At February 1, 1997, the Company had 286 stores, including 122 Super Trak stores and 44 Super Trak Warehouse stores.

Sales of $345,984,000 for fiscal 1997 (52 weeks) increased by $3,742,000 or 1.1% compared to fiscal 1996 (53 weeks). The increase was primarily due to the Company's entry into the Pittsburgh, Pennsylvania market in January 1996 and to increased sales in the Washington, D.C. and Chicago, Illinois markets during the first quarter of fiscal 1997 resulting from harsh winter conditions. The increases were partially offset by a decline in sales for the Los Angeles, California market where three stores were closed in fiscal 1997. The extra sales week in fiscal 1996 was approximately $6,000,000. Comparable sales (stores open more than one year) decreased 1.7% in fiscal 1997 compared to the 52 weeks ended February 3, 1996. Sales for comparable Super Trak Warehouse stores increased 0.3% in fiscal 1997. Sales for comparable Super Trak stores decreased 1.6% in fiscal 1997. Sales for comparable Classic Trak stores decreased 2.3% in fiscal 1997. Sales for Super Trak and Super Trak Warehouse stores represented 64.6% of total sales during fiscal 1997 compared to 56.2% for fiscal 1996.

Interest and other income decreased by $772,000 in fiscal 1997 when compared to fiscal 1996. The decrease was primarily due to reduced interest income as a result of a decrease in funds available for short-term investments.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 75.9% in fiscal 1997 compared to 74.1% in fiscal 1996. The increases were primarily due to a decrease in gross margins as a result of competitive pressures, higher store occupancy costs for larger stores with newer leases, and increased distribution costs due to broader geographical delivery areas and increased SKU's supplied to Super Trak Warehouse stores.

Selling and administrative expenses as a percentage of sales were 20.9% in fiscal 1997 compared to 20.3% in fiscal 1996. The increase was primarily due to increased payroll costs.

Depreciation and amortization expenses increased $1,203,000 in fiscal 1997 compared to fiscal 1996. The increase was primarily due to increases in store

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

fixed assets as a result of the opening and conversion of stores to Super Trak or Super Trak Warehouse stores and the stores in new markets.

Interest expense increased $67,000 in fiscal 1997 compared to fiscal 1996.

Net income decreased $6,206,000 from $7,290,000 in fiscal 1996 to $1,084,000 in fiscal 1997 as a result of the foregoing factors.

The effective income tax rate was 25.0% in fiscal 1997 compared to 36.4% in fiscal 1996. The decrease was primarily the result of a decrease in taxable earnings while a permanent tax difference remained relatively unchanged.

Year Ended February 3, 1996 Compared to the Year Ended January 28, 1995

During fiscal 1996, the Company opened or converted 17 Super Trak stores and 23 Super Trak Warehouse stores and closed or converted 36 Classic Trak stores and ten Super Trak stores. At February 3, 1996, the Company had 276 stores, including 113 Super Trak stores and 30 Super Trak Warehouse stores.

Sales of $342,242,000 for fiscal 1996 decreased by $6,357,000 or 1.8% compared to fiscal 1995. The decrease was primarily due to lower sales during the 13 weeks ended April 29, 1995 compared to the 13 weeks ended April 30, 1994, as a result of the mild winter conditions in Chicago and Washington, D.C. metropolitan areas. (Extremely cold weather tends to enhance sales by causing a higher incidence of parts failure and the need for anti-freeze). In addition, sales were down due to a net decrease in the number of stores. The sales decrease was partially offset by 53 weeks of sales during fiscal 1996 compared to 52 weeks of sales in fiscal 1995. The extra sales week was approximately $6,000,000. Comparable sales (stores open more than one year) decreased 2.7% in fiscal 1996 compared to the 53 weeks ended February 4, 1995. Sales for comparable Super Trak stores increased 0.1% in fiscal 1996. Sales for comparable Classic Trak stores decreased 3.9% in fiscal 1996. Sales for Super Trak and Super Trak Warehouse stores represented 56.2% of total sales during fiscal 1996 compared to 42.6% for fiscal 1995.

Interest and other income increased by $471,000 in fiscal 1996 when compared to fiscal 1995. The increase was primarily due to higher interest rates on the Company's short-term investments.

Cost of sales, store occupancy and warehousing expenses (excluding closed store reserves) as a percentage of sales were 74.1% in fiscal 1996 compared to 73.0% in fiscal 1995. The increases were primarily due to a decrease in net advertising income as a result of increased advertising costs and increased occupancy costs for Super Trak and Super Trak Warehouse stores and were partially offset by increased gross margins.

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

Item 8.  Financial Statements and Supplementary Data

Financial Statements

                                                                  Page
                                                                  ----
         Report of Independent Public Accountants                  32

         Consolidated Balance Sheets                               33

         Consolidated Statements of Operations                     35

         Consolidated Statements of Stockholders' Equity           36

         Consolidated Statements of Cash Flows                     37

         Notes to Consolidated Financial Statements                39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO TRAK AUTO CORPORATION:

We have audited the accompanying consolidated balance sheets of Trak Auto Corporation (a Delaware corporation and a majority-owned subsidiary of Dart Group Corporation) and subsidiaries as of February 1, 1997 and February 3, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trak Auto Corporation and subsidiaries as of February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in fiscal 1997 the Company changed its method of accounting for cash equivalents and in fiscal 1995 changed its method of accounting for its LIFO inventories.




ARTHUR ANDERSEN LLP



Washington, D.C.
April 25, 1997

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                  February 1,  February 3,
                                                     1997         1996
                                                 ------------ ------------
ASSETS
 Current Assets:
   Cash and equivalents                           $   5,782    $   5,411
     Short-term instruments                           5,941          146
   Marketable debt securities                         2,479       16,656
   Accounts receivable                                6,841        4,709
   Merchandise inventories                          106,193       99,471
   Deferred income taxes                              6,494        6,566
   Other current assets                               3,083        1,034
                                                  ---------    ---------
     Total Current Assets                           136,813      133,993
                                                  ---------    ---------


 Property and Equipment, at cost:
   Furniture, fixtures and equipment                 63,675       56,982
   Leasehold improvements                            12,103       10,196
   Property under capital leases                     22,032       22,032
                                                  ---------    ---------
                                                     97,810       89,210
 Accumulated Depreciation and Amortization           49,876       42,324
                                                  ---------    ---------
                                                     47,934       46,886
                                                  ---------    ---------

 Other Assets                                         1,502        1,787
                                                  ---------    ---------

 Deferred Income Taxes                                5,971        4,929
                                                  ---------    ---------

 Total Assets                                     $ 192,220    $ 187,595
                                                  =========    =========



                See notes to consolidated financial statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                  February 1,  February 3,
                                                     1997         1996
                                                 ------------ ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable, trade                        $  47,690    $  46,431
   Income taxes payable                               1,581          698
   Accrued expenses-
     Salaries and benefits                           11,440       11,463
     Taxes other than income                          5,569        5,185
     Other                                           13,791       11,399
   Current portion of obligations under
     capital leases                                     209          101
   Due to affiliate                                      18           71
                                                  ---------    ---------
       Total Current Liabilities                     80,298       75,348
                                                  ---------    ---------

 Obligations under Capital Leases                    26,912       26,802
                                                  ---------    ---------
 Reserve for Store Closings and Restructuring         1,597        3,167
                                                  ---------    ---------
 Other                                                  -             95
                                                  ---------    ---------
       Total Liabilities                            108,807      105,412
                                                  ---------    ---------

 Commitments and Contingencies


 Stockholders' Equity
   Common stock, par value $.01 per share;
     15,000,000 shares authorized; 6,437,469
     and 6,416,058 shares issued, respectively           64           64
   Paid-in capital                                   46,476       46,236
   Unrealized investment gains                            3           97
   Retained earnings                                 45,590       44,506
   Treasury stock, 528,190 shares of
     common stock at cost                            (8,720)      (8,720)
                                                  ---------    ---------
       Total Stockholders' Equity                    83,413       82,183
                                                  ---------    ---------

 Total Liabilities and Stockholders'
   Equity                                         $ 192,220    $ 187,595
                                                  =========    =========



                See notes to consolidated financial statements.

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)

                                                    Years Ended
                                         ----------------------------------
                                         February 1, February 3, January 28,
                                            1997        1996        1995
                                         ----------  ----------  ----------
                                         (52 weeks)  (53 weeks)  (52 weeks)

 Sales                                    $345,984    $342,242    $348,599
 Interest and other income                   1,586       2,358       1,887
                                          --------    --------    --------
                                           347,570     344,600     350,486
                                          --------    --------    --------
 Cost of sales, store occupancy
   and warehousing                         262,472     253,582     256,210
 Selling and administrative                 72,452      69,626      69,260
 Depreciation and amortization               7,495       6,292       6,004
 Interest expense                            3,705       3,638       3,849
                                          --------    --------    --------
                                           346,124     333,138     335,323
                                          --------    --------    --------

 Income before income taxes                  1,446      11,462      15,163
 Income taxes                                  362       4,172       4,898
                                          --------    --------    --------
 Net income                               $  1,084    $  7,290    $ 10,265
                                          ========    ========    ========

 Weighted average common share and
   common share equivalents outstanding      5,942       5,928       6,139
                                          ========    ========    ========

 Per share data:
   Net income                             $    .18    $   1.23    $   1.67
                                          ========    ========    ========


                See notes to consolidated financial statements.

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (dollars and shares in thousands)

                                                    Years Ended
                                         ----------------------------------
                                         February 1, February 3, January 28,
                                            1997        1996        1995
                                         ----------  ----------  ----------
                                         (52 weeks)  (53 weeks)  (52 weeks)
 Common Stock:
   Balance, beginning of period           $     64    $     63    $     63
   Stock options exercised                     -             1         -
                                          --------    --------    --------
   Balance, end of period                 $     64    $     64    $     63
                                          ========    ========    ========

 Paid-in Capital:
   Balance, beginning of period           $ 46,236    $ 45,206    $ 44,477
   Stock options exercised                     240       1,030         729
                                          --------    --------    --------
   Balance, end of period                 $ 46,476    $ 46,236    $ 45,206
                                          ========    ========    ========

 Unrealized Investment Gains (Losses)     $      3    $     97    $   (110)
                                          ========    ========    ========

 Retained Earnings:
   Balance, beginning of period           $ 44,506    $ 37,216    $ 26,951
   Net income                                1,084       7,290      10,265
                                          --------    --------    --------
   Balance, end of period                 $ 45,590    $ 44,506    $ 37,216
                                          ========    ========    ========

Treasury Stock:
   Balance, beginning of period           $ (8,720)   $ (1,816)   $ (1,816)
   Common Stock repurchased                    -        (6,904)        -
                                          --------    --------    --------
   Balance, end of period                 $ (8,720)   $ (8,720)   $ (1,816)
                                          ========    ========    ========

 Common Stock Outstanding:
   Balance, beginning of period              5,888       6,114       6,053
   Stock Options Exercised                      21          84          61
   Common Stock repurchased                    -          (310)        -
                                          --------    --------    --------
   Balance, end of period                    5,909       5,888       6,114
                                          ========    ========    ========


                See notes to consolidated financial statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                    Years Ended
                                         ----------------------------------
                                         February 1, February 3, January 28,
                                            1997        1996        1995
                                         ----------  ----------  ----------
                                         (52 weeks)  (53 weeks)   (52 weeks)

 Cash Flows from Operating Activities:
   Net Income                             $  1,084    $  7,290    $ 10,265
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and amortization           7,495       6,292       6,004
     Provision for store closings and
       restructuring                           402         418       1,580
   Changes in assets and liabilities:
     Accounts receivable                    (2,132)        738       1,004
     Merchandise inventories                (6,722)     (6,871)      4,165
     Due from affiliate                        -           -           205
     Other current assets                   (2,049)         36         (80)
     Deferred income taxes                    (525)      1,227      (3,382)
     Other assets                              285          42          (8)
     Accounts payable, trade                 1,259      (4,088)        477
     Accrued expenses                        3,345       4,953         255
     Due to affiliate                          (53)       (137)        -
     Income taxes payable                      883         305        (762)
     Reserve for closed stores              (2,245)     (2,607)     (1,894)
                                          --------    --------    --------
       Net cash provided by
         operating activities             $  1,027    $  7,598    $ 17,829
                                          --------    --------    --------

 Cash Flows from Investing Activities:
   Capital expenditures                   $ (8,638)   $ (7,835)   $ (7,953)
   Purchase of Pittsburgh store assets         -        (5,767)        -
   Purchases of United States Treasury
     Bills                                     -       (19,550)    (31,274)
   Dispositions of United States
     Treasury Bills                          4,299       8,180      11,850
   Maturities of United States
     Treasury Bills                          3,345       3,368      21,407
   Purchases of United States Treasury
     Notes                                     -          (499)    (36,380)
   Dispositions of United States
     Treasury Notes                            -           500      33,097
   Dispositions of marketable
     debt securities                         4,370       1,092       4,540
   Maturities of marketable
     debt securities                         1,624         470         -

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (dollars in thousands)

                                                    Years Ended
                                         ----------------------------------
                                         February 1, February 3, January 28,
                                            1997        1996        1995
                                         ----------  ----------  ----------
                                         (52 weeks)  (53 weeks)  (52 weeks)

 Cash Flows from Investing Activities (Continued):
   Dispositions of reverse
     repurchase agreements                     -           -        (1,023)
   Purchases of marketable
     debt securities                           -           -        (2,811)
                                          --------    --------    --------
       Net cash provided by (used in)
         investing activities             $ 5,000    $(20,041)   $ (8,547)
                                          -------    --------    --------

 Cash Flows from Financing Activities:
   Principal payments under capital
     lease obligations                    $   (101)   $   (261)   $   (212)
   Purchase of treasury shares                 -        (6,904)        -
   Proceeds from exercises of stock
     options                                   240       1,031         729
                                          --------    --------    --------
       Net cash provided by (used in)
         financing activities             $    139    $ (6,134)   $    517
                                          --------    --------    --------

 Net Increase (Decrease) in Cash
   and Equivalents                        $  6,166    $(18,577)   $  9,799

 Cash and Equivalents at Beginning
   of Year (Note 1)                          5,557      24,134      14,335
                                          --------    --------    --------

 Cash and Equivalents at End
   of Year (Note 1)                       $ 11,723    $  5,557    $ 24,134
                                          ========    ========    ========


 Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
   Interest                               $  3,705    $  3,638    $  3,849
   Income taxes                                450       3,339       8,948

Supplemental Schedule of Noncash Activities:
Write-off book value of fixed assets to
  restructuring and closed store reserves $    -      $    521    $  1,038


                See notes to consolidated financial statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements reflect the accounts of Trak Auto Corporation ("Trak Auto") and its wholly-owned subsidiaries. Trak Auto and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail stores in the United States.

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

Fiscal Year

The Company's fiscal year ends on the Saturday nearest to January 31. The fiscal year ended February 3, 1996 included 53 weeks and all other fiscal years presented include 52 weeks.

Cash and Equivalents

Effective in fiscal 1997, and applied retroactively to all years presented herein, the Company changed its accounting policy to include only investments with a maturity of three months or less as cash equivalents. The impact of this change was to reclassify amounts previously presented in the accompanying consolidated balance sheets and statements of cash flows.

Short-term Instruments and Marketable Debt Securities

The Company's short-term instruments include United States Treasury Bills with a maturity of three months or less and money market funds. Marketable debt securities include United States Treasury Bills with a maturity greater than three months, United States Treasury Notes, corporate notes and municipal securities.

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At February 1, 1997, market value was $3,000 greater than cost, net of income taxes. At February 1, 1997, the Company had no investments that qualified as trading or held-to-maturity.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities sold is based on the specific identification method. The following table (which excludes money market funds) presents the estimated fair value of debt securities available for sale by contractual maturity at February 1, 1997:

                                                  (dollars in thousands)
     Due in one year or less                              $  1,184
     Due after one year through three years                    765
     Due after three years                                $    530
                                                          --------
                                                          $  2,479
                                                          ========

Expected maturities may differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

Fair Value of Financial Instruments

The fair values of current financial assets and liabilities are approximately the reported carrying amounts.

Merchandise Inventories

The Company's inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At February 1, 1997 and February 3, 1996, inventories determined on a first-in, first-out basis would have been greater by $6,733,000 and $6,579,000, respectively.

Effective January 30, 1994, the Company changed its method for determining the index used to calculate the cost basis of the LIFO inventory for financial and income tax reporting purposes. Under the new method, the Company uses an index published by the United States Bureau of Labor Statistics. Previously, an index

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995


determined by the Company based upon inventory cost changes between financial reporting periods, was utilized. This change has been accounted for as a change in accounting principle in the accompanying financial statements. Due to limitations in the availability of historical information, it is not possible to determine the effect, if any, on net income for the fiscal year ending January 28, 1995 of the corresponding cumulative catch-up adjustment or on retained earnings at January 30, 1994. Accordingly, the change in method was accounted for on a prospective basis from January 30, 1994 and the effect on per share data, if any, is not available.

Property and Equipment

Property and equipment are recorded at cost. The Company depreciates furniture, fixtures and most equipment generally over a ten-year period using the straight-line method. Computer equipment is depreciated over a five-year period using the straight-line method. Effective February 2, 1997, the Company will change its accounting policy from expensing purchased computer software costs in the year of acquisition to capitalizing and depreciating these costs over the estimated useful life, not to exceed five years. This change will be made as management has determined that these costs benefit future periods. All stores and some equipment are leased. Improvements to leased premises are amortized over a ten-year period or the term of the lease, whichever is shorter. Assets (primarily buildings) financed through asset-based financing arrangements are depreciated over the lives of the leases. Accumulated amortization for assets under capital lease was $8,253,000 and $7,333,000 as of February 1, 1997 and February 3, 1996, respectively.

Preopening Expenses

All costs of a noncapital nature incurred in opening a new store are charged to expense as incurred.

Advertising Expense

The Company records the costs of advertising as expense as the costs are incurred.

Self-Insurance Programs

The Company is self-insured for certain levels of general liability, workers compensation and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the expected value of projected settlements

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995


for known and anticipated claims.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of short-term instruments, marketable debt securities and accounts receivable from vendors. The Company restricts investment of temporary cash investments to United States Treasury Bills and Notes and corporate notes and municipal securities with a high credit standing. Credit risk on accounts receivable is minimized as a result of deducting such receivables from amounts payable to the related vendors.

Earnings Per Share

Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents (certain stock options) outstanding during the periods. The difference between primary earnings per common share and fully diluted earnings per common share was not significant for the periods presented.

New Accounting Standards

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Long Lived Assets and Long-Lived Assets to be Disposed Of and SFAS No. 123, Accounting for Stock Based Compensation, during its fiscal year ending February 1, 1997. Implementation of SFAS No. 121 did not have a material impact on the Company's consolidated financial statements. The Company has disclosed the fair value of options granted as permitted by SFAS No. 123 (see Note 13).

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 Earnings Per Share. SFAS No. 128 replaces the presentation of primary earnings per share, previously presented by the Company, with basic earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to fully diluted earnings per share. Fully diluted earnings per share is computed similarly to the previous requirements. The Company will be required to adopt SFAS No. 128 in the fourth quarter of fiscal 1998 and restate all previously presented earnings per share data. The presentation of the Company's basic earnings per share under SFAS No. 128 is not materially different than the amounts presented herein as primary earnings per share.

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995



Reclassifications

Certain reclassifications have been made to prior year statements to conform to current year presentation.

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. This standard requires, among other things, recognition of future tax benefits and liabilities, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and for tax net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

The provision (benefit) for income taxes consists of the following:

                                               (dollars in thousands)
                                                    Fiscal Years
                                         ----------------------------------
                                            1997        1996        1995
                                         ----------  ----------  ----------
     Current:
       Federal                             $ 1,279    $  2,474    $  5,255
       State                                    53         477         847
                                           -------    --------    --------
                                             1,332       2,951       6,102
     Deferred:
       Federal                                (730)        829      (1,301)
       State                                  (240)        392          97
                                          --------    --------    --------
                                          $    362    $  4,172    $  4,898
                                          ========    ========    ========

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995


The effective tax rate is reconciled to the Federal statutory rate as follows:

                                               (dollars in thousands)
                                                    Fiscal Years
                                         ----------------------------------
                                            1997        1996        1995
                                         ----------  ----------  ----------
 Federal statutory rate                         34%         35%         35%
 Income taxes at Federal statutory rate   $    492    $  4,012    $  5,307
 Increase (decrease) in taxes
   resulting from:
     State income taxes, net of Federal
       income tax benefit                        4         439         609
     Tax exempt municipal bond interest
       income                                  (12)        (64)       (108)
     Utilization of former Trak West
       net operating loss                     (208)       (225)       (225)
     Effect of change in deferred tax
       valuation allowance                     -           -          (728)
     Travel and entertainment                   26          18          23
     Other                                      60          (8)         20
                                          --------    --------    --------
Income taxes                              $    362    $  4,172    $  4,898
                                          ========    ========    ========
Effective tax rate                            25.0%       36.4%       32.3%
                                          ========    ========    ========

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995


The effect of each type of temporary difference and carryforward that generates a significant portion of deferred tax assets is as follows:

                                                   (dollars in thousands)
                                                  February 1,  February 3,
                                                     1997         1996
                                                 ------------ ------------
Deferred tax assets:
  Capitalized leases treated as operating
    leases for tax purposes                       $   2,399    $   2,396
  Depreciation                                        2,344        1,031
  Uniform capitalization of inventory costs           2,098        2,161
  Reserve for stores closings and
    restructuring charges                             1,037        1,798
  Accrued rent                                          616          508
  Preacquisition basis adjustment for Trak West         164          262
  Accrued vacation reserve                              537          498
  Accrued self-insurance reserve                      2,312        2,253
  Deferred compensation                                 138          -
  Deferred acquisition costs                             81          -
  State tax credit carryforward                         757          767
  Deferred income                                        65           83
  Capital loss carryfoward                               73           75
  Other                                                 175           80
                                                  ---------    ---------
    Deferred tax assets                              12,796       11,912

  Deferred tax liability:
    Book basis of asset acquired as a
      result of involuntary conversion                 (331)        (417)
                                                  ---------    ---------
  Net deferred tax asset                          $  12,465    $  11,495
                                                  =========    =========

The Company established a valuation allowance of $728,000 against its deferred tax asset in fiscal 1993. During the year ended January 28, 1995, the Company reversed the $728,000 valuation allowance.

In the opinion of management, the deferred tax asset will be realized through projected future earnings. The Company has achieved taxable income in each of the last three years. The Company has a $202,000 capital loss carryforward which will expire in fiscal year 2010. During the year ended February 3, 1996, the Company entered into a tax sharing agreement with Dart, which would become effective, if and when the Company is consolidated with Dart's income tax returns.

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995



NOTE 3 - RESTRUCTURING AND CLOSED STORE CHARGES

The Company continually evaluates its store operations and the need to close, relocate, or expand stores or convert existing Classic Trak stores into Super Trak or Super Trak Warehouse stores. The Company recognizes store closing costs when management decides to close a store. In prior years, the Company has also recognized the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Trak and Super Trak Warehouse concept. The costs associated with store closings and restructuring efforts are primarily unrecoverable lease obligations (rent, real estate taxes and common area charges, net of estimated sublease income) and the book value of leasehold improvements as of the actual or estimated store closing date.

As of February 1, 1997, the Company had reserves of $2,644,000 for store closings and restructurings. The restructuring reserve relates to 15 stores that have been closed or converted into Super Trak or Super Trak Warehouse stores and an additional nine stores identified to be closed or converted but which have remained open. The closed store reserve relates to 16 Classic Trak and Super Trak stores that were closed apart from the Company's restructuring efforts. The activity in the closed store and restructuring reserves during the last two years are as follows:

                                                   (dollars in thousands)
                                                     1997          1996
                                                 ------------  ------------
Reserves, beginning of year                       $   4,491     $   6,945
Less: Net provision recorded/(Charges)               (1,847)       (2,454)
                                                  ---------     ---------
Reserves, end of year                             $   2,644     $   4,491
                                                  =========     =========

Included in the activity for fiscal 1997 is an increase of the closed store and restructure reserves net provision of approximately $402,000 and included in the activity for fiscal 1996 is an additional net provision of $673,000. This activity is included in selling and administrative expenses in the Consolidated Statements of Operations.

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995


The lease obligation allocable to related party leases is approximately $969,000. The closed store and restructuring reserves as of February 1, 1997 are expected to be utilized as follows:

                  Fiscal              (in thousands)
                   Year                    Total
                  ------                  ------
                   1998                   $1,047
                   1999                      836
                   2000                      335
                   2001                      167
                   2002                      128
                   2003-2005                 131
                                          ------
                   Total                  $2,644
                                          ======

The amount recorded for future lease obligations has been estimated at 95% of the total lease obligation after the closing date because the Company believes that certain alternatives (subleasing and favorable lease buy-outs) to abandonment may be available. Since the recorded reserves represents an estimate based upon anticipated closing dates and the book value of the leasehold improvements at the time the store is closed, the actual amount of costs associated with store closings are subject to change.

The Company will continue to evaluate the performance and future viability of its stores and may close or convert additional stores in the future.

NOTE 4 - TRANSACTIONS WITH AFFILIATES

Dart Group Corporation ("Dart"), which currently owns 67.1% of the Company's outstanding common stock, provides the Company with certain general and
administrative services.   In addition, the Company provided similar services
to Dart and its other subsidiaries. In management's opinion, the intercompany charges for these services were equal to the costs incurred by Dart or the Company, as the case may be, to provide these functions. It is not practicable for the Company to estimate the cost it would have incurred for these services if it had operated as an unaffiliated entity.

In addition to the intercompany charges for general and administrative services, Dart charged the Company, on a monthly basis, for actual expenses which related directly to the Company's operations. Substantially all such charges were supported by invoices from unrelated parties designating the Company as recipient of the related goods or services or were for matters related to all of Dart's affiliated companies and were allocated on a judgmental basis by

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995


management. Amounts receivable from or payable to affiliate relate to transactions made on behalf of the Company by Dart or on behalf of Dart by the Company.

In the Company's opinion, the methods used for allocating costs described above constitute a reasonable basis on which to allocate such costs.

The following table summarizes the intercompany transactions:

                                               (dollars in thousands)
                                                    Fiscal Years
                                         ----------------------------------
                                            1997        1996        1995
                                         ----------  ----------  ----------
Due to (from) Affiliate,
  Beginning of year                       $     71    $    185    $    (20)
                                          --------    --------    --------

Expense charges-
  Direct rentals (Note 6)                    1,625       1,382       1,339
  Salaries from Dart                         1,111         865         712
  Salaries to Dart                          (1,447)     (1,235)       (468)
  Other expenses                             4,529       5,154       2,893
                                          --------    --------    --------
                                             5,818       6,166       4,476
                                          --------    --------    --------

Payments                                    (5,871)     (6,280)     (4,271)
                                          --------    --------    --------
Due to (from) Affiliate, End of year      $     18    $     71    $    185
                                          ========    ========    ========

In fiscal 1997 and 1996, other expenses reflect insurance premiums paid by Dart previously paid directly by the Company. All transactions with Dart included above are free of interest and made under current payment terms that, in management's opinion, are comparable to those with unrelated parties. The average balances of amounts due to affiliate were $73,000, $526,000, and $355,000 for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

NOTE 5 - SETTLEMENT WITH RONALD S. HAFT

On October 6, 1995, Dart and Ronald S. Haft entered into a settlement of certain litigation and other related transactions (collectively, the "RSH Settlement"). The RSH Settlement transactions are subject to legal challenges. See Note 9. If sustained, the RSH Settlement transactions were intended to have the effect, by their terms, of transferring majority control of Dart's voting stock to one or more voting trustees (the "Voting Trustees") under a Voting Trust Agreement, by and among Ronald S. Haft, Dart and Larry G. Schafran and Sidney B. Silverman,

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995


as initial Voting Trustees. On December 28, 1995, the initial Voting Trustees resigned and appointed Richard B. Stone as successor Voting Trustee.

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

Following is a schedule of future minimum payments under capital leases and non-cancelable operating leases and license agreements which have initial or remaining terms in excess of one year at February 1, 1997. The imputed interest rate on capital leases is 14.8% in the aggregate.

                                         (dollars in thousands)
      Fiscal                          Capital Leases          Operating
       Year                     (see Related Party Leases)      Leases
      ------                    --------------------------    ---------
      1998                             $    3,720             $  25,164
      1999                                  3,917                22,952
      2000                                  3,943                19,066
      2001                                  4,074                15,238
      2002                                  4,185                12,275
      2003-2017                            59,146                41,110
                                       ----------             ---------
           Total                           78,985             $ 135,805
Less-Imputed interest                      51,864             =========
                                       ----------
Present value of net
 minimum lease payments                    27,121
Less-Current maturities                       209
                                       ----------
Long-term capital lease
 obligations                           $   26,912
                                       ==========

The above table includes $2,085,000 for store operating leases where the store has been closed and the lease obligation has been accrued in the restructuring

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995


or store closing reserves. Minimum operating lease obligations have not been reduced by total future minimum sublease rentals of $1,509,000 receivable in the future under noncancelable leases.

Rent expense and license fees for operating leases and license agreements are as follows:

                                                (dollars in thousands)
                                                     Fiscal Years
                                         ----------------------------------
                                            1997        1996        1995
                                         ----------  ----------  ----------
Minimum rentals                           $ 21,963    $ 19,695    $ 18,906
Contingent rentals                             349         363         564
                                          --------    --------    --------
Total                                     $ 22,312    $ 20,058    $ 19,470
                                          ========    ========    ========


Related Party Leases and License Agreements

Members of the Haft family beneficially own all the issued and outstanding voting stock of Dart. Under the RSH Settlement, a majority of Dart's voting stock is held in a voting trust for Ronald S. Haft as beneficial owner. Of the Company's 286 stores and three warehouses (discussed below) as of February 1, 1997, 23 stores and the three warehouses were held under leases from entities in which Haft family members own substantially all the beneficial interest.
Two stores are subleased from Crown Books Corporation ("Crown Books"), an affiliate of Dart. One store is subleased from Shoppers Food Warehouse Corp., a wholly- owned subsidiary of Dart. These 26 store lease and sublease agreements provide for various termination dates which, assuming renewal options are exercised, range from 1997 to 2024, and require the payment of future minimum license fees and rentals aggregating $46,884,000 at February 1, 1997. These agreements also require payment of a percentage of sales in excess of a stated minimum, and are included in the lease and license commitments table above as operating leases. Annual fees and rentals for licenses, leases and subleases involving the Haft family were $6,449,000, $6,295,000, and $5,991,000 for fiscal 1997, 1996 and 1995, respectively.

The Company leases a 176,000 square foot warehouse located in Bridgeview, Illinois from a private partnership in which Haft family members own all of the partnership interests. The lease, which is for 30 years and six months (which commenced in 1984), provides for rental payments increasing approximately 15% every five years over the term of the lease. The current annual rental is $754,000. The lease also requires the payment of maintenance, utilities, insurance and taxes on the warehouse. Under the terms of the lease agreement, Dart is jointly and severally liable for the lease obligations. This lease agreement has been classified as a capital lease and is included under the

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995


Capital Leases caption of the lease commitment table above.

The Company subleases from Dart 210,000 square feet of a warehouse and office facility located in Landover, Maryland which it shares with Dart and Crown Books. The sublease is for 30 years and six months, provides for rental payments increasing approximately 15% every five years over the term of the sublease and commenced in 1985. The current annual rental is $1,497,000. The sublease agreement also requires the payment for maintenance, utilities, insurance and taxes allocable to the space subleased. Dart originally leased the entire 271,000 square foot warehouse and office facility from a private partnership in which Haft family members owned all of the partnership interests. The Company's sublease is on the same terms as Dart's lease and is classified as a capital lease and is included under the Capital Leases caption of the lease commitment table above.

Dart has a lease agreement with a Haft family-owned entity for vacant land near the Company's warehouse in Landover, Maryland. The lease is for the same period as the headquarters building and distribution center lease described above and the Company's current annual rental is $26,000 with increases of three percent per year. Dart, the Company and Crown Books each pay a pro-rata share of the rent in proportion to their use of the headquarters building and distribution center.

On April 20, 1992, the Company entered into an agreement with Dart to sublease 6,500 square feet in a warehouse facility, adjacent to the above warehouse and office facility. Dart leases the property from a partnership in which Haft family members own all of the partnership interests (the "Pennsy Leases").
The term of the sublease is one year (with nine one-year option periods).
Under the sublease agreement, the annual rent is $21,000 and increases to $24,000 for each of the last five option periods. The sublease agreement also requires the Company to pay approximately $6,000 annually for its full share of any common area charges, real estate taxes and insurance premiums. The Company has given notice to terminate this sublease and hold over in the warehouse on a month-to-month basis. The Company also has an arrangement with Dart to use additional space in the warehouse facility. The rental is variable dependent on square footage used. In fiscal 1997 the rental was $ 150,000. The arrangement also requires the Company to pay a prorated share of utilities, real estate taxes and maintenance. The Pennsy Leases are currently the subject of litigation.

The Company has a lease agreement with a Haft family-owned entity for a 317,000 square foot distribution center in Ontario, California. The lease is for 20 years, commenced in 1989, and provides for increasing rental payments, based

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995


upon the Consumer Price Index for the Los Angeles area, over the term of the lease. Current annual rental is $1,469,000 per year. The lease requires the payment for maintenance, utilities, insurance and taxes. This lease agreement has been classified as a capital lease and is included under the Capital Leases caption in the lease commitment table above.

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

On February 10, 1995, after a legal review by Dart's Executive Committee, Dart filed a complaint for rescission of the Pennsy Leases and for the return of rent paid since 1991 on such leases. The Executive Committees of Dart, Trak Auto and Crown Books have also undertaken a legal review of other leasing arrangements and real estate related transactions between Dart, the Company and Crown Books, on the one hand, and Haft-owned entities, on the other hand. On December 17, 1996, Dart, Crown Books and Trak Auto filed a lawsuit against Herbert H. Haft (Chairman of each such company) claiming breach of fiduciary duty, fraud and waste in connection with certain of these lease transactions (other than the Pennsy Leases) with certain partnerships owned beneficially by members of the Haft family.

Employment Arrangements

The Company has entered into employment agreements with several key employees. The employment agreements are for a one-year or two-year terms and are automatically extended one year or two years at the end of the fiscal year unless the individual is terminated with cause. The agreements provide for annual compensation increases following review and performance appraisal by the Compensation Committee of the Board of Directors.

NOTE 7 - TENDER OFFER

On December 21, 1994, Trak Auto offered to buy back from its shareholders approximately 24% of its outstanding Common Stock, or 1,500,000 shares, at a price of $17.50 per share. On February 6, 1995, Trak Auto amended the offer by

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995


increasing the purchase price to $20.50 per share, and made certain other changes. When the offer expired on February 28, 1995, Trak Auto had repurchased approximately 310,000 shares for a total consideration of $6,363,000 plus expenses of approximately $541,000.

NOTE 8 - BOARD OF DIRECTORS

In January 1994, the Board of Directors of Dart established a Special Litigation Committee to assess, on behalf of the Company, whether to pursue, settle or abandon, claims raised in the derivative lawsuits filed against the Company. See Note 9 for a discussion of the derivative lawsuits.

On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of disputes between the Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. Because Herbert
H. Haft is and Ronald S. Haft was an executive officer and/or director of Trak Auto, on October 11, 1994, the Board of Directors of Trak Auto established an Executive Committee comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert H. Haft and Ronald S. Haft concerning issues involving Dart and Trak Auto have been extensive. Accordingly, the respective Executive Committees assumed day-to-day involvement in these disputed issues and other matters affecting Dart and Trak Auto, in particular matters relating to litigation to which Dart or Trak Auto is a party. While the Executive Committee remains involved in the day-to-day affairs of Dart, its continuing role is dependent upon future developments.

Members of the Executive Committee are compensated at a rate of $275 per hour plus reimbursement of expenses. Members of the Special Litigation Committee of the Board of Directors, which was established on January 4, 1994, have been compensated at a salary rate of $250 per hour plus reimbursement of expenses. Compensation paid by Dart and its subsidiaries, including the Company, to members of the Executive Committees for their services on those committees totaled $1,299,000, $1,263,000 and $666,000 in fiscal 1997, 1996 and 1995 respectively ($423,000, $421,000 and $166,000 paid by the Company in fiscal 1997, 1996 and 1995 respectively). Compensation paid by Dart and its subsidiaries, including the Company, to members of the Special Litigation Committee for their service on that committee totaled $269,000 ($27,000 paid by the Company) in fiscal 1995, exclusive of expense reimbursement. There were no fees paid to members of the Special Litigation Committee in fiscal 1997 or fiscal 1996.

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995



NOTE 9 - LITIGATION

Derivative Litigation

In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI"), Combined Properties Limited Partnership and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants Dart, Trak Auto, Crown Books and other affiliated companies.

The complaint, as amended on January 12, 1995, alleges waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the Combined Properties defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, the employment agreement entered into by Ronald S. Haft and Dart on August 1, 1993 (the "RSH Employment Agreement"), the sale of 172,730 shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft, and the compensation paid to the Executive Committee. Plaintiffs seek an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

In November 1993, Robert M. Haft filed a lawsuit naming as defendants Herbert
H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names Dart as a nominal defendant. The complaint derivatively alleges interested director transactions, breach of fiduciary duty and waste in connection with the RSH Employment Agreement. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft and the RSH Employment Agreement. The complaint seeks rescission of the sale of such shares and the RSH Employment Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

In September 1994, the Special Litigation Committee moved for dismissal of certain claims in these derivative lawsuits and for realignment of the parties to permit Dart to prosecute other claims in those derivative lawsuits. Thereafter, the Special Litigation Committee amended its motion and advised the court that it had instituted certain lawsuits concerning related party real estate transactions, the Pennsy Leases, and was considered asserting additional

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995


claims, certain of which have since been asserted in subsequent litigation filed against Herbert H. Haft. The amended motion is still pending before the court.

In connection with the October 1995 RSH Settlement the plaintiff shareholders, Ronald S. Haft, CPI, Dart, Trak Auto and Crown Books entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation"). Pursuant to the Stipulation, the claims against Ronald S. Haft and CPI will be dismissed on the merits and with prejudice as against the shareholder plaintiffs and Dart and its subsidiaries, if the RSH Settlement and dismissal of these claims are approved by the court.

Given that these actions are brought in the name of Dart and its subsidiaries, recovery in them would inure to the benefit of Dart and its subsidiaries if the claims are successfully litigated or settled. Therefore, in the opinion of management, resolution of these actions will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Herbert H. Haft Proxy Litigation

Herbert H. Haft sold 172,730 shares of Dart Class B Common Stock to Ronald S. Haft on July 28, 1993 (the "Stock Sale Agreement") and Ronald S. Haft purportedly granted Herbert H. Haft an irrevocable proxy (the "Proxy") to vote these shares of stock. On June 30, 1995, Ronald S. Haft purportedly revoked the Proxy.

On July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft and, nominally, Dart for Herbert H. Haft's alleged breach of contract and breach of fiduciary duties to Ronald S. Haft and to Dart in connection with the Proxy. In this action, Ronald S. Haft seeks a declaration that the Proxy is revocable or would be revocable under certain conditions, as well as costs and attorneys' fees. Ronald S. Haft also requests that the court require Dart to refuse to recognize the validity of the Proxy. On August 9, 1995, Herbert H. Haft filed an Answer and Counterclaim denying liability and requesting rescission of the Stock Sale Agreement because of Ronald S. Haft's alleged breach of contract and other grounds. On September 25, 1995, Dart filed its answer in this action. Both Ronald S. Haft and Herbert H. Haft moved for summary judgment in this lawsuit. On November 14, 1995, the court denied Ronald S. Haft's motion for summary judgment; Herbert H. Haft's motion for summary judgment remains pending.

As part of the RSH Settlement, Dart purchased from Ronald S. Haft the 172,730 shares of Class B Common Stock that were subject to the Proxy and placed the

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995


shares in treasury.

Section 225 Action by Robert, Gloria and Linda Haft

On October 17, 1995, Robert M. Haft, Gloria G. Haft and Linda G. Haft (collectively, "RGL") filed a lawsuit (the "Section 225 Action"), naming as defendants Dart and all of its directors. RGL seek an order, under Section 225 of the Delaware General Corporation Law, declaring that RGL validly removed all of Dart's directors and replaced them with three individuals (John L. Mason, Ellen V. Sigal and Michael Ryan), whom RGL purport to have elected. Such purported election is premised on RGL's contention that RGL own a majority of Dart's voting stock because, they argue, (i) the 172,730 Class B shares subject to Herbert H. Haft's proxy have been purchased by Dart and may not be voted and
(ii) the shares of Class B Common Stock placed in a voting trust (the "Trust Shares") by Ronald S. Haft pursuant to the RSH Settlement also are not entitled to vote because they have been unlawfully issued or they should be deemed to be owned by Dart.

Dart's position is that this lawsuit is without merit and that the purported action by RGL to reconstitute the Board of Directors is invalid. On October 27, 1995, Dart filed a motion for summary judgment.

Challenge to RSH Settlement by Herbert H. Haft

On November 6, 1995, Herbert H. Haft filed a lawsuit naming as defendants Dart, and certain of its directors. Herbert H. Haft seeks a judgment (i) declaring the RSH Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Class B Common Stock belong to him, were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power;
(iv) declaring that the Trust Shares may not be lawfully voted; and (v) other matters.

On December 5, 1996, Herbert H. Haft filed a motion for partial summary judgment. Dart opposed this motion for partial summary judgment and, on March 14, 1997, the court denied Herbert H. Haft's motion in its entirety. A trial date has not yet been scheduled.

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995


Standstill Order

In connection with the legal challenges to the RSH Settlement raised by RGL and Herbert H. Haft, on December 6, 1995, the court entered a Standstill Order. Without further order of the court, Dart may not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors (Herbert H. Haft, Ronald S. Haft, Larry G. Schafran, Bonita A.
Wilson and Douglas M. Bregman) or any of its subsidiaries; (iii) change the current Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, the Standstill Order restricts certain significant corporate actions by Dart without first giving Herbert H. Haft and the other parties to the Section 225 Action not less than seven days written notice.

Possible Settlements

On April 21, 1997, Dart reached a conditional settlement agreement in principle with Herbert H. Haft. If the settlement contemplated by the conditional agreement in principle is implemented, Herbert H. Haft would retire from his positions as Chairman of Dart, Shoppers Food, Trak Auto and Crown Books. Herbert H. Haft also would relinquish his claim to voting control of Dart.

Under the settlement contemplated by the conditional agreement in principle, Herbert H. Haft would sell to Dart, Trak Auto and Crown Books all of his shares of stock and stock options in these companies. The settlement also would terminate Herbert H. Haft's employment agreement with Dart and resolve all outstanding litigation and disputes between Dart and Herbert H. Haft. Herbert
H. Haft would also assign certain real estate interests to Dart.

Herbert H. Haft would receive approximately $30 million from Dart if the settlement is implemented. Herbert H. Haft would also receive an additional $11.6 million from escrowed funds previously paid by Dart to Ronald S. Haft as part of the RSH Settlement (plus $700,000 interest on those funds). The conditional agreement in principle also contemplates that Dart would make a $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft, which loan would be secured by such partnership's interests in three shopping centers located in suburban Washington, D.C. and would be personally guaranteed by Ronald S. Haft.

Implementation of the conditional agreement in principle is subject to the negotiation of a definitive settlement agreement satisfactory to Dart and Dart's receipt of satisfactory advice from its investment bankers. The conditional agreement in principle

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995


states that it will terminate if a definitive settlement agreement is not entered into by May 9, 1997.

The conditional agreement in principle is also conditioned on Dart's entering into a supplemental settlement with Ronald S. Haft and a comprehensive settlement with RGL. Negotiations with respect to these related settlements are currently underway. Current settlement discussions contemplate that Dart, Trak Auto and Crown Books would collectively pay approximately $50 million in exchange for all of RGL's equity interests in these companies and certain real estate interests. There can be no assurance that such settlements will be reached or as to the terms or timing of any settlement, if one occurs.

Closing of the transactions contemplated by the conditional agreement in principle also is subject to (i) final and non-appealable action by the Delaware Court of Chancery or the Delaware Supreme Court approving all of the terms of the settlement, terminating certain putative derivative actions pending with respect to Dart and Crown Books in the Delaware Court of Chancery, and approving the RSH Settlement and the supplemental settlement between Dart and Ronald S. Haft, and (ii) final and non-appealable action by the U.S. Bankruptcy Court approving the effectiveness of Chapter 11 plans of reorganization for certain real estate entities owned by Haft family members.

There can be no assurance that a definitive settlement agreement between Dart and Herbert H. Haft will be entered into and that the transactions contemplated by the conditional agreement in principle will be implemented.

Any settlement with RGL (including any financing of such settlement) would require further order of the Delaware Court of Chancery under the Standstill Order and could be opposed by Herbert H. Haft if Dart does not settle with him.

A closing of any settlement with RGL would be subject to available financing and the proposed settlement with Herbert H. Haft would be subject to the receipt of advice by Dart from its financial advisor that adequate financing would be available at closing. Dart and its subsidiaries do not presently have cash available to pay the approximately $90 million (including the loan of $10 million), part of which is deferred, contemplated by the possible settlements but are considering various options to finance them.

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995




Other

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material adverse effect upon the consolidated financial condition and results of operations of the Company.

The Company recorded legal expenses of approximately $1,685,000, $780,000 and $640,000 during the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

NOTE 10 - CREDIT AGREEMENT

In December 1996, the Company entered into a revolving credit facility (the "Facility") with a finance company to borrow up to $25.0 million. The Company intends to use proceeds from drawdowns under the Facility for working capital and other corporate purposes. The Facility has an original term of three years. Borrowings under the Facility bear interest at rates ranging from prime rate minus 0.50% to prime rate plus 0.25%, for prime rate loans, and LIBOR plus 1.5% to LIBOR plus 2.25%, for LIBOR loans. Interest rates are based upon the Company's ratio of debt to tangible net worth. Borrowings are limited to eligible inventory levels, as defined, and are secured by the Company's inventory, accounts receivable, and proceeds from the sale of such assets. The Facility contains certain restrictive covenants including limitations on additional indebtedness, advances to affiliates and payments (limited to $25.0 million) or guarantees (limited to $20.0 million of the $25.0 million) to settle disputes with Haft family members and includes a maximum leverage ratio covenant.

Interest on prime rate loans is payable monthly. Interest and principal on LIBOR loans is payable between one and six months from the borrowing date. LIBOR loans are subject to a prepayment penalty and may be continued for a subsequent one to six month period. LIBOR loans may be converted to prime rate loans and visa versa. The Facility includes a facility fee of .25% on the unused principal balance, as defined. No single advance may be outstanding for more than 36 months. The Company may terminate the Facility upon 60-days prior written notice to the lender and the lender may terminate it as of December 18, 1999 or on any anniversary date thereafter upon 60-days prior written notice to the Company.

In addition, the Company has a $750,000 commercial letter of credit facility for use in importing merchandise.

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995



At February 1, 1997, there had been no borrowing under the Facility and no borrowings under the letters of credit facility.

NOTE 11 - PITTSBURGH ACQUISITION

On January 27, 1996, the Company acquired the inventory and fixed assets of 14 auto part stores in Pittsburgh, Pennsylvania for approximately $6,200,000. The purchase price included approximately $1,582,000 for favorable lease rights which is being amortized over the primary term of the leases and any option periods beginning before February 1999.

NOTE 12 - EMPLOYEES' BENEFIT PLANS

The Company maintains a non-contributory profit-sharing plan for all full-time employees with one year of continuous employment. The Company's annual contribution to the plan is based on a discretionary percentage of the Company's consolidated net income, as defined in the plan, and as determined by the Board of Directors. The Company's contributions were approximately $99,000, $379,000 and $770,000 in fiscal 1997, 1996 and 1995, respectively.

In June 1995, the Company established a 401(k) Retirement Plan for all employees projected to work 1,000 hours after 90 days continuous employment. The Company is obligated to contribute an amount equal to 25% of the employees deferral up to 6%. The Company's contribution was approximately $346,000 and $250,000 for fiscal 1997 and 1996, respectively.

In March 1996, the Company established a nonqualified deferred compensation plan for certain officers and key employees of the Company. The Company contributes an amount equal to 25% of the employees deferral in the nonqualified deferred compensation plan and the 401(k) plan together up to 6%. The contribution was $15,000 in fiscal 1997.

NOTE 13 - STOCK OPTION PLANS

The Company has two stock option plans and accounts for the plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995





                (dollars in thousands, except per share data)
                                                        Fiscal Year
                                                     1997         1996
                                                 ------------ -----------
Net Income:
  As Reported                                     $   1,084    $   7,290
  Pro Forma                                             737        7,208
Net Income per share:
  As Reported                                     $     .18    $    1.23
  Pro Forma                                             .12         1.22

The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

Trak Auto Corporation 1993 Stock Option Plan

The Company may grant options for up to 1,250,000 shares under the Trak Auto Corporation 1993 Stock Option Plan (the "1993 Option Plan"). The 1993 Option Plan is for officers, directors and key employees and will terminate June 30, 2003. The option exercise price equals the market price on the date of grant. Options vest fully after three years and expire after five years.

Information concerning the 1993 Option Plan:

                               Number       Option Price    Weighted Average
Outstanding at               of Options      per Share       Exercise Price
                             ----------    -------------    ----------------
January 29, 1994              114,690      $      12.50         $ 12.50
    Granted                     6,000             14.00           14.00
    Exercised                  (7,078)            12.50           12.50
    Forfeited                  (7,763)            12.50           12.50
                              -------      -------------        -------
Outstanding at
  January 28, 1995            105,849       12.50-14.00           12.59
    Granted                   207,925       14.00-16.125          15.29
    Exercised                 (16,132)      12.50-14.00           12.57
    Forfeited                 (29,354)      12.50-16.125          13.24
                              -------      -------------        -------
Outstanding at
  February 3, 1996            268,288       12.50-16.125          14.61
    Granted                   193,800             16.75           16.75
    Exercised                 (10,223)      12.50-16.125          13.13
    Forfeited                 (15,585)      12.50-16.75           14.78
                              -------      -------------        -------
Outstanding at
  February 1, 1997            436,280      $12.50-16.75         $ 15.59
                              =======      =============        =======

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995


Options to purchase 149,512 shares were exercisable at February 1, 1997 and 780,287 options remained available for grant. At February 1, 1997, the weighted average contractual life of the options outstanding was 3.5 years.

The weighted average fair value of options granted was $7.49 and $7.21 for options granted during fiscal 1997 and 1996, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996, respectively: risk free rates of approximately 6.0% no expected dividends; expected lives of 5.0 years; and expected volatility of 40.0%.

The grant of 81,935 employee stock options by the Board of Directors (pending court approval) in December 1994, were approved by the Delaware court in April 1995.

Trak Auto Corporation Stock Option Plan

The Trak Auto Corporation Stock Option Plan (the "Option Plan") provided for option grants to officers, directors and key employees of Trak Auto and its parent and subsidiaries. Under the Option Plan no new options could be granted after January 31, 1993.

Information concerning the Option Plan:

                                Number       Option Price    Weighted Average
                              of Options      per Share       Exercise Price
                              ----------    -------------    ----------------
Outstanding
  January 29, 1994             224,891      $ 6.00-13.75         $  10.58
    Exercised                  (53,883)       6.00-12.50             9.52
    Forfeited                  (12,354)       6.00-13.75            11.27
    Expired                     (2,383)       9.75-10.725           10.36
                               -------      -------------        --------
Outstanding
  January 28, 1995             156,271        6.00-13.75            10.89
    Exercised                  (68,468)       6.00-13.75            10.45
    Forfeited                   (3,470)            12.50            12.50
    Expired                       (400)            10.25            10.25
                               -------      -------------        --------
Outstanding
  February 3, 1996              83,933        6.00-13.75            11.18
    Exercised                  (11,188)       6.00-12.50             9.47
    Forfeited                   (2,234)            12.50            12.50
                               -------      -------------        --------
Outstanding
  February 1, 1997              70,511      $ 6.60-13.75         $  11.41
                               =======      =============        ========

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Fiscal Years Ended February 1, 1997, February 3, 1996
                             And January 28, 1995


Options to purchase 70,511 shares were exercisable and outstanding at February 1, 1997 of which; 60,511 have exercise prices between $10.725 and $13.75 per share, with a weighted average exercise price of $12.21 per share and a weighted average contractual life of 1.6 years; and 10,000 have an exercise price of $6.60 per share and a contractual life of 3.4 years.

The Board of Directors of the Company has authorized certain officers and directors of the Company to apply for loans from the Company to exercise their vested stock options. Under the plan approved by the Board, the loans must bear interest at the prime rate, adjusted annually, be secured by all of the stock acquired by exercise of the options, be repaid out of the first proceeds of sale of the stock or at the end of three years, whichever is earlier, and the borrower must demonstrate to the Company's chief financial officer both that it would be difficult to dispose of the number of shares on the open market and that he or she presents a reasonable credit risk to the Company.

NOTE 14 - INTERIM FINANCIAL DATA - (UNAUDITED)

Selected interim financial data for the years ended February 1, 1997 and February 3, 1996 are as follows:

                        (dollars in thousands, except for per share amounts)
QUARTER ENDED:            FEBRUARY 1,  NOVEMBER 2,    JULY 3,     APRIL 4,
                             1997         1996         1996         1996
                          ----------   ----------   ----------   ----------
Sales                      $ 80,587     $ 87,953     $ 90,428     $ 87,016
Gross Profit (1)             18,927       20,691       21,867       22,027
Net Income (Loss)(2)           (925)         155          674        1,180
Net Income (Loss) Per
 Share (3)                 $   (.16)    $    .03     $    .11     $    .20

QUARTER ENDED:            FEBRUARY 3,  OCTOBER 28,    JULY 29,    APRIL 29,
                             1996         1995         1995         1995
                          ----------   ----------   ----------   ----------
Sales                      $ 87,998     $ 88,226     $ 86,407     $ 79,611
Gross Profit (1)             22,683       22,770       22,720       20,487
Net Income (2)                1,117        2,164        2,893        1,116
Net Income Per Share (3)   $    .19     $    .37     $    .49     $    .18

(1)  After deduction for cost of sales, store occupancy and warehousing.
(2)  After deduction of store closing reserve during the 4th Quarter.
(3) The sum of these amounts may not equal the annual amount because of changes in the average number of shares outstanding during the year.

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


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management


Item 13.  Certain Relationships and Related Transactions

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)           Financial Statements

                 See Item 8.

(a)(2)           Schedules (Consolidated) -

                 All schedules are omitted because the required information is inapplicable or it is presented in the consolidated financial statements or related notes.

(a)(3)           Exhibits

      3.1        Certificate of Incorporation of Trak Auto Corporation as amended by
                 Certificate of Amendment dated October 30, 1987 (incorporated by reference to Exhibit 3a to Trak Auto's 1988 Form 10-K).

      3.2 By-laws, amended and restated September 14, 1993 (incorporated by reference to Exhibit 3b to Trak Auto's 1994 Form 10-K).

      10.1       Lease Agreement dated January 1, 1980 between Oxon Hill Plaza, Inc.,
                 Agent and Nominee for Combined Properties Corporation, and Trak Auto
                 Corporation (incorporated by reference to Trak Auto's registration statement Form S-1, Reg. No. 2-82430). (606)

      10.2       License Agreement dated March 4, 1983 between Dart Drug Corporation and Trak Auto Corporation; Addendum to Lease Agreement dated June 1,
                 1976 between Kaufman Company S. Greenhoot Fischer, Carol B. Fisher
                 and Dart Vienna, Inc.; Lease Agreement dated April 14, 1960
                 (incorporated by reference to Trak Auto's registration statement Form
                 S-1, Reg. No. 2-82430).  (616)

      10.3       Lease Agreement dated May 26, 1981 between Maryland City Plaza, Inc.,
                 Agent and Nominee for Combined Properties Corporation, and Trak Auto
                 Corporation (incorporated by reference to Trak Auto's registration statement Form S-1, Reg. No. 2-82430).  (623)

      10.4       Lease Agreement dated May 26, 1981 between Bradlick, Inc., Agent and
                 Nominee for Combined Properties Corporation, and Trak Auto Corporation
                 (incorporated by reference to Trak Auto's registration statement Form S-1,
                 Reg. No. 2-82430).  (629)

      10.5       Agreement, dated March 31, 1983, between Dart Drug Corporation and
                 Trak Auto East Corporation (incorporated by reference to Trak Auto's registration statement Form S-1, Reg. No. 2-82430).

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

      10.6       Lease Agreement dated April 27, 1984, between Trak Chicago Limited
                 Partnership I and Trak Auto Corporation (incorporated by reference to
                 Trak Auto's registration statement Form S-1, Reg. No. 2-82430).

      10.7       Sublease Agreement dated December 26, 1984, between Dart Group
                 Corporation and Trak Auto Corporation (75th Avenue) (incorporated by reference to Exhibit 10(hhhh) to Trak Auto's 1985 Form 10-K).

      10.8       Indemnity Agreement, dated June 9, 1986, by and between Dart Group
                 Corporation and Trak Auto Corporation (incorporated by reference to
                 Exhibit 10(pppp) to Trak Auto's 1987 Form 10-K).

      10.9       1988 Trak Auto Corporation Deferred Compensation Plan for Directors,
                 effective January 1, 1988 (incorporated by reference to Exhibit
                 10(ssss) to Trak Auto's 1988 Form 10-K).

      10.10      Lease Agreement dated February 3,  1989 between Trak Auto Corporation and
                 Combined Properties/Ontario Limited Partnership (incorporated by reference to Exhibit 10(tttt) to Trak Auto's 1989 Form 10-K).

      10.11      Lease Agreement dated February 3, 1988 between Trak Corporation and
                 Haft/Equities - General (incorporated by reference to Exhibit 10(uuuu)
                 to Trak Auto's 1989 Form 10-K).

      10.12      Lease Agreement dated June 17, 1987 between Trak Auto West, Inc. and
                 Haft/Equities/Rose Hill Limited Partnership (incorporated by reference to Exhibit 10(vvvv) to Trak Auto's 1989 Form 10-K). (670)

      10.13      Lease Agreement dated May 18, 1990 between Retail Lease Acquisition
                 Limited Partnership and Trak Corporation and License Termination Agreement
                 date March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Enterprise (incorporated by reference to Exhibit
                 10(ccccc) to Trak Auto's 1991 Form 10-K)(614).

      10.14      Lease Agreement dated May 18, 1990 between Retail Lease Acquisition Limited
                 Partnership and Trak Corporation and License Termination Agreement date March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Rolling
                 Valley (incorporated by reference to Exhibit 10 (ddddd) to Trak Auto's 1991 Form 10-K)
                 (630).

      10.15      Lease Agreement dated May 18, 1990 between Combined Properties Limited Partnership and Trak Corporation and Lease Termination Agreement date March 31, 1990 between
                 Combined Properties Limited Partnership, Retail Lease Acquisition Limited
                 Partnership and Trak

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

                 Corporation re: White Flint (incorporated by reference to Exhibit
                 10(eeeee) to Trak Auto's 1991 Form 10-K) (632).

      10.16      Lease Agreement dated November 6, 1990 between CP Acquisition Limited
                 Partnership and Trak Corporation and Settlement Agreement dated November 6,
                 1990 between CP Acquisition Limited Partnership and Trak Corporation re:
                 Aspen Manor (incorporated by reference to Exhibit 10(fffff) to Trak Auto's
                 1991 Form 10-K) (615).

      10.17      Lease Agreement dated November 6, 1990 between CP Acquisition Limited
                 Partnership and Trak Corporation and Settlement Agreement dated November
                 6, 1990 between CP  Acquisition Limited Partnership and Trak Corporation re:
                 Lee and Harrison (incorporated by reference to Exhibit 10(ggggg) to Trak
                 Auto's 1991 Form 10-K)(633).

      10.18      Lease Agreement dated November 6, 1990 between CP Acquisition Limited
                 Partnership and Trak Corporation and Settlement Agreement dated November 6,
                 1990 between CP Acquisition Limited Partnership and Trak Corporation re:
                 Penn Daw (incorporated by reference to Exhibit 10(hhhhh) to Trak Auto's
                 1991 Form 10-K)(642).

      10.19      Lease Agreement dated November 6, 1990 between Combined Properties Limited
                 Partnership and Trak Corporation and Settlement Agreement dated November
                 6, 1990 between Combined Properties Limited Partnership and Trak Corporation
                 re: Fairfax Circle (incorporated by reference to Exhibit 10(iiiii) to Trak
                 Auto's 1991 Form 10-K) (656).

      10.20      Lease Agreement dated March 23, 1990 between Combined Properties/Silver Hill
                 Limited Partnership and Trak Corporation and Termination Agreement dated
                 April 13, 1990 between Combined Properties/Silver Hill Limited
                 Partnership  and Trak Corporation re: Silver Hill (incorporated by reference to Exhibit 10 (jjjjj) to Trak Auto's 1991 Form 10-K)(619).

      10.21      Lease Agreement dated November 6, 1990 between Haft/Equities-Bladen Limited
                 Partnership and Trak Corporation and Lease Termination Agreement dated November
                 6, 1990 between Haft/Equities-Bladen Limited Partnership and Trak Corporation
                 re: Bladen Plaza (incorporated by reference to Exhibit 10(kkkkk) to Trak Auto's
                 1991 Form 10-K)(662).

      10.22      Lease agreement dated December 23, 1991 between Combined Properties Limited
                 Partnership and Trak Corporation re: Manaport Plaza Shopping Center
                 (incorporated by reference to Exhibit 10 (lllll) to Trak Auto's 1992 Form 10-K)
                 (607).

      10.23      Amendment of lease dated December 24, 1991 between

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


                 Haft/Equities-Bladen Limited Partnership and Trak Corporation re:
                 Bladen Plaza (incorporated by reference to Exhibit 10(mmmmm) to Trak
                 Auto's 1992 Form 10-K).  (662)

      10.24      Sublease Agreement dated February 19, 1992 between Crown Books Corporation and Trak Corporation re: Vienna (incorporated by reference to Exhibit
                 10(nnnnn) to Trak Auto's 1992 Form 10-K)(616).

      10.25      Sublease agreement dated February 12, 1991 between Crown Books Corporation and Trak Corporation re: McLean Shopping Center(incorporated by reference to Exhibit 10(ooooo) to Trak Auto's 1992 Form 10-K) (627).

      10.26      Sublease Agreement dated April 20, 1992 between Dart Group Corporation and
                 Trak Corporation re: Pennsy Drive Whse 3 (incorporated by reference to Exhibit
                 10(ppppp) to Trak Auto's 1992 Form 10-K).

      10.27      Amendment of lease dated December 11, 1992 between Combined Properties
                 Limited Partnership and Super Trak Corporation re: Oxon Hill (incorporated by reference to Exhibit 10(qqqqq) to Trak Auto's 1993 Form 10-K).  (606)

      10.28      Amendment of lease dated December 1, 1992 between Haft/Equities-Bladen
                 Limited Partnership and Super Trak Corporation re: Bladen Plaza
                 (incorporated by reference to Exhibit 10(rrrrr) to Trak Auto's 1993
                 Form 10-K).  (662)

      10.29      Amendment of lease dated January 8, 1993 between Retail Lease Acquisition
                 Limited Partnership and Trak Corporation re: Chantilly Plaza (incorporated by reference to Exhibit 10(sssss) to Trak Auto's 1992 Form 10-K).  (609)

      10.30      Trak Auto Corporation 1993 Stock Option Plan (incorporated by reference to
                 Trak Auto's registration statement Form S-8, Reg. No. 33-53389).

      10.31      Amendment of lease dated February 4, 1993 between Retail Lease Acquisition
                 Limited Partnership and Super Trak re: College Plaza (incorporated by reference to Exhibit 10(wwwww) to Trak Auto's 1994 Form 10-K).  (610)

      10.32      Amendment of lease dated September 13, 1993 between Combined Properties
                 Limited Partnership and Super Trak Corporation re: Fair City Mall
                 (incorporated by reference to Exhibit 10(xxxxx) to Trak Auto's 1994
                 Form 10-K). (605)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


      10.33      Amendment of lease dated September 13, 1993 between Combined
                 Properties Limited Partnership and Super Trak Corporation re:
                 Maryland City (incorporated by reference to Exhibit 10(yyyyy) to Trak Auto's 1994 Form 10-K). (623)

      10.34      Second Amendment of lease dated March 31, 1994 between Combined
                 Properties Limited Partnership and Super Trak Corporation re:
                 Oxon Hill (incorporated by reference to Exhibit 10 (zzzzz) to
                 Trak Auto's 1994 Form 10-K) (606).

      10.35      Third Amendment of lease dated March 31, 1994 between Combined
                 Properties/Montebello Limited Partnership and Trak Auto West, Inc.
                 Re:  Montebello (incorporated by reference to Exhibit 10(B) to
                 Trak Auto's 1994 Form 10-K).  (197)

      10.36      Lease Agreement dated September 29, 1993 between Combined Properties/Reseda
                 Associates Limited Partnership and Super Trak Corporation re: Reseda
                 (incorporated by reference to Exhibit 10(c) to Trak Auto's 1994 Form 10-K).
                 (193)

      10.37      Amendment of lease dated June 30, 1994 between Combined Properties
                 Limited Partnership and Super Trak Corporation re: Bradlick
                 (incorporated by reference to Exhibit 10.42 to Trak Auto's 1995
                 Form 10-K)(629).

      10.38      Employment Agreement between Trak Auto and R. Keith Green dated January
                 25, 1995 (incorporated by reference to Exhibit 10.43 to Trak Auto's
                 1995 Form 10-K).

      10.39      Tax Allocation Agreement dated December 27, 1994 between Dart Group
                 Corporation and Trak Auto Corporation (incorporated by reference to
                 Exhibit 10.44 to Trak Auto's 1995 Form 10-K).

      10.40      Employment Agreement between Trak Auto and Robert Brann dated as of
                 January 24, 1995 (incorporated by reference to Exhibit 10.46 to Trak
                 Auto's 1995 Form 10-K).

      10.41      Employment Agreement between Trak Auto and David MacGlashan dated as of January 24, 1995 (incorporated by reference to Exhibit 10.48 to
                 Trak Auto's 1995 Form 10-K).

      10.42      Standstill Order entered on December 6, 1995 by the Delaware Chancery
                 Court in Gloria G. Haft, et al. v. Larry G.
                 Schafran, et al. (Del. Ch. Civ. A. No. 14620) and
                 Herbert H. Haft v. Dart Group Corporation, et al. (Del. Ch. Civ.
                 A. No. 14685) (incorporated by reference to Exhibit 99.1 to the
                 Quarterly Report of Trak Auto Corporation on Form

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

              10-Q for the period ended October 28, 1995).

   10.43      Financing Agreement, dated December 18, 1996, between Trak Auto
              Corporation and The CIT Group/Business Credit, Inc.

   11         Statement on Computation of Per Share Net Income.

   21         Subsidiaries of Trak Auto Corporation

   23         Consent of Independent Public Accountants

   27         Financial Statement Schedules

(b)           Reports on Form 8-K

                 Trak Auto filed no Current Reports on Form 8-K during the fourth quarter of the fiscal year ended February 1, 1997

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRAK AUTO CORPORATION


Date: May 1, 1997                 By: R. Keith Green
     --------------------             -------------------------
                                      R. Keith Green
                                      Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 1, 1997                     R. Keith Green
      -----------------------         --------------------------------
                                      R. Keith Green
                                      Director and President


Date: May 1, 1997                     Herbert H. Haft
      -----------------------         --------------------------------
                                      Herbert H. Haft
                                      Chairman of the Board of
                                        Directors and Chief Executive
                                        Officer


Date: May 1, 1997                     Bonita A. Wilson
      -----------------------         --------------------------------
                                      Bonita A. Wilson
                                      Director


Date: May 1, 1997                     Douglas M. Bregman
      -----------------------         --------------------------------
                                      Douglas M. Bregman
                                      Director


Date: May 1, 1997                     Larry G. Schafran
      -----------------------         ---------------------------------
                                      Larry G. Schafran
                                      Director


Date: May 1, 1997                     David B. MacGlashan
      -----------------------         --------------------------------
                                      David B. MacGlashan
                                      Senior Vice President and
                                        Chief Financial Officer

                             TRAK AUTO CORPORATION

                                 Exhibit Index


Exhibit                                                                 Page
-------                                                                 ----

10.43            Financing Agreement, dated December 18, 1996, between
                 Trak Auto Corporation and The CIT Group/Business
                 Credit, Inc.

11               Statement on Computation of Per Share Net Income

21               Subsidiaries of Trak Auto Corporation

23               Consent of Independent Public Accountants

27               Financial Statement Schedules