Form 10-Q
period 1997-05-03
TRAK AUTO CORP
filed 1997-06-16
CIK 716438

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   May 3, 1997
                                                          -----------

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

                                (301) 226-1200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

At June 13, 1997, the registrant had 5,909,279 shares of Common Stock, $.01 par value per share, outstanding.

                                     PART I

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

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Trak Auto's annual report on Form 10-K for the fiscal year ended February 1, 1997.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             (dollars in thousands)

                                                      Thirteen Weeks Ended
                                                      --------------------
                                                       May 3,      May 4,
                                                        1997        1996
                                                      --------    --------
Sales                                                 $ 81,605    $ 87,016
Interest and other income                                  153         410
                                                      --------    --------
                                                        81,758      87,426
                                                      --------    --------

Expenses:
  Cost of sales, store occupancy and
    warehousing                                         62,265      64,989
  Selling and administrative                            17,467      17,769
  Depreciation and amortization                          2,059       1,896
  Interest expense                                         923         921
                                                      --------    --------
                                                        82,714      85,575
                                                      --------    --------

Income (loss) before income taxes                         (956)      1,851
Income taxes (benefit)                                    (258)        671
                                                      --------    --------
Net income (loss)                                     $   (698)   $  1,180
                                                      ========    ========


Weighted average common shares and
  common share equivalents outstanding                   5,909       5,938
                                                      ========    ========


Net income (loss) per share                           $   (.12)   $    .20
                                                      ========    ========


        The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    (Unaudited)   (Audited)
                                                       May 3,    February 1,
ASSETS                                                  1997        1997
                                                      --------    --------
Current Assets:
  Cash                                                $  6,063    $  5,782
    Short-term instruments                               8,556       5,941
  Marketable debt securities                             1,297       2,479
  Accounts receivable                                    5,633       6,841
  Merchandise inventories                              109,172     106,193
  Deferred income taxes                                  6,630       6,494
  Other current assets                                   3,156       3,083
                                                      --------    --------
    Total Current Assets                               140,507     136,813
                                                      --------    --------

Property and Equipment, at cost:
  Furniture, fixtures and equipment                     64,293      63,675
  Leasehold improvements                                12,172      12,103
  Property under capital leases                         22,032      22,032
                                                      --------    --------
                                                        98,497      97,810
Accumulated Depreciation
  and Amortization                                      51,973      49,876
                                                      --------    --------
                                                        46,524      47,934
                                                      --------    --------

Other Assets                                             1,436       1,502
                                                      --------    --------

Deferred Income Taxes                                    6,093       5,971
                                                      --------    --------

Total Assets                                          $194,560    $192,220
                                                      ========    ========



      The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                    (Unaudited)   (Audited)
                                                       May 3,    February 1,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1997        1997
                                                      --------    --------
Current Liabilities:
  Accounts payable, trade                             $ 51,301    $ 47,690
  Income taxes payable                                   1,429       1,581
  Accrued expenses -
    Salary and benefits                                 12,576      11,440
    Taxes other than income                              6,145       5,569
    Other                                               11,725      13,791
  Current portion of obligations under
    capital leases                                         209         209
  Due to affiliate                                         145          18
                                                      --------    --------
    Total Current Liabilities                           83,530      80,298
                                                      --------    --------

Obligations Under Capital Leases                        26,948      26,912
                                                      --------    --------
Reserve for Closed Stores and
  Restructuring                                          1,370       1,597
                                                      --------    --------
    Total Liabilities                                  111,848     108,807
                                                      --------    --------


Stockholders' Equity:
  Common stock, par value $.01 per
    share; 15,000,000 shares authorized;
    6,437,469 shares issued                                 64          64
  Paid-in capital                                       46,476      46,476
  Unrealized investment gains                              -             3
  Retained earnings                                     44,892      45,590
  Treasury stock, 528,190 shares
    of common stock, at cost                            (8,720)     (8,720)
                                                      --------    --------
    Total Stockholders' Equity                          82,712      83,413
                                                      --------    --------
Total Liabilities and Stockholders'
  Equity                                              $194,560    $192,220
                                                      ========    ========


      The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (Unaudited)
                             (dollars in thousands)


                                                      Thirteen Weeks Ended
                                                      --------------------
                                                       May 3,      May 4,
                                                        1997        1996
                                                      --------    --------
Cash Flows from Operating Activities:
  Net income (loss)                                   $   (698)   $  1,180
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                        2,059       1,896
    Provision for closed store                              66         -
    Interest in excess of capital lease payments            88          67
  Change in assets and liabilities:
    Accounts receivable                                  1,208        (458)
    Merchandise inventories                             (2,979)     (7,934)
    Due from affiliate                                     -           (61)
    Other current assets                                   (73)     (2,374)
    Deferred income taxes                                 (229)       (504)
    Other assets                                            66          72
    Accounts payable, trade                              3,611       5,550
    Accrued expenses                                      (354)      3,721
    Due to affiliate                                       127         (88)
    Income taxes payable                                  (152)      1,030
    Reserve for closed stores                             (293)       (699)
                                                      --------    --------
      Net cash provided by operating activities       $  2,447    $  1,398
                                                      --------    --------

Cash Flows from Investing Activities:
  Capital expenditures                                $   (649)   $ (3,184)
  Maturities of United States Treasury Notes             1,150         -
                                                      --------    --------
      Net cash provided by (used for) investing
        activities                                    $    501    $ (3,184)
                                                      --------    --------

Cash Flows from Financing Activities:
  Principal payments under capital
    lease obligations                                 $    (52)   $    (25)
  Proceeds from exercise of stock options                  -            77
                                                      --------    --------
      Net cash provided by (used for)
        financing activities                          $    (52)   $     52
                                                      --------    --------

                            (Continued on next page)

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS, (Unaudited), Continued
                             (dollars in thousands)


                                                      Thirteen Weeks Ended
                                                      --------------------
                                                       May 3,      May 4,
                                                        1997        1996
                                                      --------    --------
Net Increase (Decrease) in Cash and Equivalents       $  2,896    $ (1,734)
Cash and Equivalents at Beginning of Period             11,723      13,559
                                                      --------    --------
Cash and Equivalents at End of Period                 $ 14,619    $ 11,825
                                                      ========    ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during quarter for:
    Interest                                          $    923    $    921
    Income taxes                                           -           260





        The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          May 3, 1997 and May 4, 1996
                                  (Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements reflect the accounts of Trak Auto Corporation ("Trak Auto") and its wholly-owned subsidiaries. Trak Auto and its wholly-owned subsidiaries are referred to collectively as the "Company".
All significant intercompany accounts and transactions have been eliminated.
The Company is engaged in the business of operating specialty retail stores in the United States. The unaudited statements as of May 3, 1997 and May 4, 1996 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of May 3, 1997 and May 4, 1996 and the results of operations and cash flows for the periods indicated.

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

The results of operations for the quarter ended May 3, 1997 are not necessarily indicative of the results to be achieved for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents (certain stock options) outstanding during the periods. The difference between primary net income (loss) per common share and fully diluted net income (loss) per common share is not significant for the periods presented.

NOTE 3 - INTERIM INVENTORY ESTIMATES

The Company's inventories are priced at the lower of last-in, first-out cost or market. At May 3, 1997 and February 1, 1997, inventories determined on a first-in, first-out basis would have been greater by $6,808,000 and $6,733,000, respectively.

The Company takes a physical count of its store inventories semiannually and the Company uses a gross profit method combined with available perpetual inventory information to determine inventories for quarters when complete physical counts are not taken. The Company did not take a physical inventory for the quarter ended May 3, 1997.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                          May 3, 1997 and May 4, 1996
                                  (Unaudited)

NOTE 4 - SHORT-TERM INSTRUMENTS AND MARKETABLE DEBT SECURITIES

The Company's short-term instruments included United States Treasury Bills, with a maturity of three months or less, and money market funds. Marketable debt securities included United States Treasury Bills with a maturity of greater than three months, United States Treasury Notes, United States Agency Securities and municipal securities.

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At May 3, 1997, market value was approximately equal to cost and the Company had no investments that qualified as trading or held-to-maturity.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities sold is based on the specific identification method.

NOTE 5 - CREDIT AGREEMENTS

In December 1996, the Company entered into a revolving credit facility (the "Facility") with a finance company to borrow up to $25.0 million. The Company intends to use proceeds from drawdowns under the Facility for working capital and other corporate purposes. The Facility has an original term of three years. Borrowings under the Facility bear interest at rates ranging from prime rate minus 0.50% to prime rate plus 0.25%, for prime rate loans, and LIBOR plus 1.5% to LIBOR plus 2.25%, for LIBOR loans. Interest rates are based upon the Company's ratio of debt to tangible net worth. Borrowings are limited to eligible inventory levels, as defined, and are secured by the Company's inventory, accounts receivable, and proceeds from the sale of such assets. The Facility contains certain restrictive covenants including limitations on additional indebtedness, advances to affiliates and payments (limited to $25.0 million) or guarantees (limited to $20.0 million of the $25.0 million) to settle disputes with Haft family members and a maximum leverage ratio covenant.

Interest on prime rate loans is payable monthly. Interest and principal on LIBOR loans is payable between one and six months from the borrowing date. LIBOR loans are subject to a prepayment penalty and may be continued for a

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                          May 3, 1997 and May 4, 1996
                                  (Unaudited)

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

At May 3, 1997, there were no borrowings under these credit agreements.

NOTE 6 - PROPERTY, EQUIPMENT AND DEPRECIATION

Effective February 2, 1997 the Company changed its accounting policy from expensing purchased computer software costs in the year of acquisition to capitalizing and depreciating these costs over the estimated useful life not to exceed five years. Management has determined that these costs benefit future periods.

The Company did not place any new computer software into service during the 13 weeks ended May 3, 1997. Accordingly, there has been no effect of the change in accounting policy as of May 3, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Outlook

Except for historical information, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Actual results may differ materially due to a variety of factors, including the results of ongoing litigation (or settlement of litigation), the Company's ability to effectively compete in the automotive aftermarket industry, the effect of national and regional economic conditions, and the availability of capital to fund operations. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

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

The automotive aftermarket is a highly competitive market place. As a result, the industry is consolidating with independent operators and small chains either going out of business or being acquired by larger competitors. Additionally, the do-it-yourself customer base is shrinking due to the increased complexity of automobiles, increased incidences of leasing, and the availability of well-maintained leased vehicles entering the used car market. Management believes that the markets in which it operates will remain highly competitive in the foreseeable future and, as a result, that the Company will be challenged to improve operating results in fiscal 1998.

Liquidity and Capital Resources

Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, increased by $2,896,000 to $14,619,000 at May 3, 1997 from $11,723,000 at February 1, 1997. This increase was due primarily to cash generated by operations and the maturity of marketable debt securities.

Operating activities provided $2,447,000 to the Company during the 13 weeks ended May 3, 1997 compared to providing $1,398,000 of the Company's funds during

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

the 13 weeks ended May 4, 1996. The increase was primarily due to a smaller increase in merchandise inventory levels for the comparable period. Current period operations and the timing of the collection of outstanding accounts receivable provided the cash during the 13 weeks ended May 3, 1997.

Investing activities provided $501,000 to the Company during the 13 weeks ended May 3, 1997 compared to using $3,184,000 of the Company's funds for the 13 weeks May 4, 1996. Capital expenditures decreased from $3,184,000 last year to $649,000 this year due to capital expenditures for the Pittsburgh stores one year ago. During the 13 weeks ended May 3, 1997, $1,150,000 of United States Treasury Notes matured.

Financing activities used $52,000 of the Company's cash for principal payments under capital lease obligations.

In December 1996, the Company entered into a revolving credit facility with a finance company to borrow up to $25.0 million. The credit facility has an original term of three years. Borrowings are limited to eligible inventory levels and are secured by the Company's inventory, accounts receivable and proceeds from the sale of those assets. The credit facility contains certain restrictive covenants and a maximum leverage ratio covenant. The covenants include a limitation of $25.0 million on amounts paid (including a $20.0 million limitation on amounts guaranteed) to settle disputes with Haft family members. As of May 3, 1997, the Company had not borrowed under the credit facility.

The Company funds its requirements for working capital and capital expenditures with net cash generated from operations, existing cash resources and, if necessary, borrowings under its credit facility. The Company's primary capital requirements relate to remodelings and new store openings (including purchases of inventory and the costs of store fixtures and leasehold improvements). As of May 3, 1997, the Company had entered into lease agreements to open seven new stores and an amendment to an existing lease to convert from a Classic Trak stores to a Super Trak or Super Trak Warehouse store.

Funding of Possible Settlements

Dart has reached a conditional settlement agreement in principle with Herbert
H. Haft and is currently negotiating a possible settlement collectively with Robert M. Haft, Linda G. Haft and Gloria G. Haft as well as a possible supplemental settlement agreement with Ronald S. Haft. The aggregate payments estimated to be paid by Dart and its subsidiaries in connection with these possible settlements is approximately $90 million (including a loan of $10 million), part of which would be deferred. It is anticipated that Dart would pay substantially all of this amount, though a portion (yet to be determined) could be allocated to Crown Books Corporation ("Crown Books"), an affiliate of Dart and to Trak Auto. Allocation of any actual settlement obligations among

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

the companies would be in proportion to reflect relative benefits each company receives, as determined by their boards of directors after consultation with outside advisors.

Dart and its subsidiaries do not presently have cash available to pay the approximately $90 million contemplated by the possible settlements, but are considering various options to finance them, if they occur. Dart may use the existing cash ($41.3 million at May 3, 1997) of Shoppers Food Warehouse Corp. ("Shoppers"), a wholly owned subsidiary, and proceeds from new debt financing by Shoppers. However, there can be no assurance that Dart would obtain any such financing or as to the terms of any financing, if it is obtained. Trak Auto and Crown Books anticipate that they would pay their portion of the settlement obligations from borrowings under their respective credit facilities.

Results of Operations

During the 13 weeks ended May 3, 1997, the Company opened one new Super Trak store and one new Super Trak Warehouse store and closed or converted one classic Trak store. At May 3, 1997, the Company had 287 stores, including 123 Super Trak stores and 45 Super Trak Warehouse stores.

Sales of $81,605,000 during the 13 weeks ended May 3, 1997 decreased by $5,411,000 or 6.2% over the 13 weeks ended May 4, 1996. The decrease was due to the mild winter conditions in the Midwest and East coast markets as well as the continued poor economic and highly competitive environment of the Los Angeles market. Comparable sales (stores open more than one year) decreased 10.1% for the 13 weeks ended May 3, 1997. Sales for comparable Super Trak and Super Trak Warehouse stores decreased 9.6% and sales for comparable classic Trak stores decreased 10.9%. Sales for Super Trak and Super Trak Warehouse stores represented 68.1% of total sales during the 13 weeks ended May 3, 1997 compared to 62.8% for the 13 weeks ended May 4, 1996.

Interest and other income decreased by $257,000 when compared to the prior year, largely due to reduced interest income as a result of less funds available for short-term investment.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 76.3% for the 13 weeks ended May 3, 1997 compared to 74.7% for the same period in the prior year. The increase was primarily due to increased occupancy and distribution costs, as a percentage of sales, due to the decrease in sales while actual occupancy and distribution cost remained unchanged and was partially offset by an increase in gross margin.

Selling and administrative expenses were 21.4% and 20.4% as a percentage of sales for the 13 weeks ended May 3, 1997 and May 4, 1996, respectively. The increase was due primarily to increased payroll costs, as a percentage of sales,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

due to the decrease in sales. Actual payroll costs were approximately the same as last year.

Depreciation and amortization expenses increased $163,000 for the 13 weeks ended May 3, 1997 compared to the same period one year ago. The increase was due to an increase in store fixed assets resulting from the opening of Super Trak and Super Trak Warehouse stores.

Interest expense of approximately $920,000 during the 13 weeks ended May 3, 1997 and May 4, 1996 was for interest under capital lease obligations.

The effective income tax rate was 27.0% for the income tax benefit during the 13 weeks ended May 3, 1997 compared to 36.3% for income taxes during the 13 weeks ended May 4, 1996. The decrease in the effective rate was primarily due to reduced taxable income while a permanent difference remained relatively unchanged.

                                    PART II

Item 1.  Legal Proceedings

Material legal proceedings pending against Trak Auto are described in its Annual Report on Form 10-K for the year ended February 1, 1997 (the "Annual Report"). There have been no material developments in any legal proceedings reported in the Annual Report.

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

    18(a) Letter from Trak Auto's independent accountants regarding a change in accounting principle or practice.

    27     Financial Data Schedule

(B) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRAK AUTO CORPORATION



Date: June 16, 1997               By:  R. KEITH GREEN
      ----------------------           ---------------------------
                                       R. KEITH GREEN
                                       President




Date: June 16, 1997               By:  DAVID B. MACGLASHAN
      ----------------------           ---------------------------
                                       DAVID B. MACGLASHAN
                                       Senior Vice President and
                                        Chief Financial Officer