Form 10-Q
period 1997-08-02
TRAK AUTO CORP
filed 1997-09-15
CIK 716438

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 2, 1997
                                               --------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from            to
                                                        ----------
    ----------

Commission file number 0-12202
                       -------

                             TRAK AUTO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                              52-1281465
---------------------------------------------   --------------------
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

Yes  X  No
    ---    ---

At September 12, 1997, the registrant had 5,909,279 shares of Common Stock, $.01 par value per share, outstanding.

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (Unaudited)


                                         Thirteen             Twenty-Six
                                        Weeks Ended           Weeks Ended
                                   --------------------- ---------------------
                                    August 2,  August 3,  August 2,  August 3,
                                      1997       1996       1997       1996
                                   ---------- ---------- ---------- ----------
Sales                               $ 90,523   $ 90,428   $172,128   $177,444
Interest and other income                243        364        396        774
                                    --------   --------   --------   --------
                                      90,766     90,792    172,524    178,218
                                    --------   --------   --------   --------

Expenses:
  Cost of sales, store occupancy
    and warehousing                   69,869     68,561    132,134    133,550
  Selling and administrative          20,172     18,488     37,639     36,257
  Depreciation and amortization        1,801      1,858      3,860      3,754
  Interest expense                       941        925      1,864      1,846
                                    --------   --------   --------   --------
                                      92,783     89,832    175,497    175,407
                                    --------   --------   --------   --------


Income (loss) before income taxes     (2,017)       960     (2,973)     2,811
Income taxes (benefit)                (1,074)       286     (1,332)       957
                                    --------   --------   --------   --------
Net income (loss)                   $   (943)  $    674   $ (1,641)  $  1,854
                                    ========   ========   ========   ========

Weighted average common shares
  and common share equivalents
  outstanding                          5,909      5,947      5,909      5,940
                                    ========   ========   ========   ========

Net income (loss) per share         $   (.16)  $    .11   $   (.28)  $    .31
                                    ========   ========   ========   ========


        The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                        (Unaudited)  (Audited)
                                                         August 2,  February 1,
ASSETS                                                     1997        1997
                                                        ----------  -----------
Current Assets:
  Cash                                                   $  7,012    $  5,782
    Short-term instruments                                 10,275       5,941
  Marketable debt securities                                  717       2,479
  Accounts receivable                                       5,209       6,841
  Merchandise inventories                                 105,959     106,193
  Due from affiliate                                          109         -
  Deferred income taxes                                     6,876       6,494
  Other current assets                                      2,979       3,083
                                                         --------    --------
    Total Current Assets                                  139,136     136,813
                                                         --------    --------

Property and Equipment, at cost:
  Furniture, fixtures and equipment                        64,782      63,675
  Leasehold improvements                                   11,924      12,103
  Property under capital leases                            22,032      22,032
                                                         --------    --------
                                                           98,738      97,810
Accumulated Depreciation and Amortization                  53,686      49,876
                                                         --------    --------
                                                           45,052      47,934

Other Assets                                                1,369       1,502
                                                         --------    --------

Deferred Income Taxes                                       6,145       5,971
                                                         --------    --------

Total Assets                                             $191,702    $192,220
                                                         ========    ========


      The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                     (Unaudited)    (Audited)
                                                       August 2,    February 1,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1997          1997
                                                      ----------    -----------
Current Liabilities:
  Accounts payable, trade                              $ 51,514      $ 47,690
  Income taxes payable                                      689         1,581
  Accrued expenses -
    Salaries and benefits                                12,115        11,440
    Taxes other than income                               6,295         5,569
    Other                                                11,052        13,791
  Current portion of obligations under
    capital leases                                          209           209
  Due to affiliate                                          -              18
                                                       --------      --------
    Total Current Liabilities                            81,874        80,298
                                                       --------      --------

Obligations Under Capital Leases                         26,983        26,912
                                                       --------      --------
Reserve for Closed Stores and
  Restructuring                                           1,055         1,597
                                                       --------      --------
    Total Liabilities                                   109,912       108,807
                                                       --------      --------


Stockholders' Equity:
  Common stock, par value $.01 per share;
    15,000,000 shares authorized;
    6,437,469 shares issued                                  64            64
  Paid-in capital                                        46,476        46,476
  Unrealized investment gains                                21             3
  Retained earnings                                      43,949        45,590
  Treasury stock 528,190 shares
    of common stock, at cost                             (8,720)       (8,720)
                                                       --------      --------
    Total Stockholders' Equity                           81,790        83,413
                                                       --------      --------
Total Liabilities and Stockholders'
  Equity                                               $191,702      $192,220
                                                       ========      ========


      The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)

                                                              Twenty-Six
                                                              Weeks Ended
                                                          --------------------
                                                          August 2,  August 3,
                                                            1997       1996
                                                          --------   ---------
Cash Flows from Operating Activities:
  Net income                                              $ (1,641)  $  1,854
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                            3,860      3,754
    Interest in excess of capital lease payments               176        -
  Change in assets and liabilities:
    Accounts receivable                                      1,632     (3,419)
    Merchandise inventories                                    445     (5,114)
    Due from affiliate                                        (109)       -
    Other current assets                                       104     (2,364)
    Deferred income taxes                                     (478)      (601)
    Other assets                                               133        142
    Accounts payable, trade                                  3,824      3,959
    Accrued expenses                                        (1,338)     3,390
    Due to affiliate                                           (18)       (91)
    Income taxes payable                                      (892)     1,037
    Reserve for closed facilities                             (542)    (1,336)
                                                          --------   --------
      Net cash provided by operating activities           $  5,156   $  1,211
                                                          --------   --------

Cash Flows from Investing Activities:
  Capital expenditures                                    $ (1,189)  $ (4,450)
  Maturities of United States Treasury Bills                    50        -
  Sales of United States Treasury Bills                        -        4,299
  Maturities of United States Treasury Bills                   -        3,345
  Maturities of United States Treasury Notes                 1,150      4,070
  Maturities of marketable debt securities                     502      1,574
                                                          --------   --------
      Net cash provided by investing activities           $    513   $  8,838
                                                          --------   --------

Cash Flows from Financing Activities:
  Principal payments under capital lease obligations      $   (105)  $    (50)
  Proceeds from exercise of stock options                      -          151
                                                          --------   --------
      Net cash provided by (used for)
        financing activities                              $   (105)  $    101
                                                          --------   --------

Net Increase (Decrease) in Cash and Equivalents           $  5,564   $ 10,150
Cash and Equivalents at Beginning of Period                 11,723      5,557
                                                          --------   --------
Cash and Equivalents at End of Period                     $ 17,287   $ 15,707
                                                          ========   ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during quarter for:
    Interest                                              $  1,864   $  1,846
    Income taxes                                               -          673

        The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       August 2, 1997 and August 3, 1996
                                  (Unaudited)


NOTE 1 - GENERAL

The accompanying consolidated financial statements reflect the accounts of Trak Auto Corporation ("Trak Auto") and its wholly-owned subsidiaries. Trak Auto and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail stores in the United States. The unaudited statements as of August 2, 1997 and August 3, 1996 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of August 2, 1997 and August 3, 1996 and the results of operations and cash flows for the periods indicated.

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

The results of operations for the quarter ended August 2, 1997 are not necessarily indicative of the results to be achieved for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents (certain stock options) outstanding during the periods. The difference between primary net income (loss) per common share and fully diluted net income (loss) per common share is not significant for the periods presented.

NOTE 3 - INTERIM INVENTORY ESTIMATES

The Company's inventories are priced at the lower of last-in, first-out cost or market. At August 2, 1997 and February 1, 1997, inventories determined on a first-in, first-out basis would have been greater by $6,920,000 and $6,733,000, respectively.

The Company takes a physical count of its store inventories semiannually and the Company uses a gross profit method combined with available perpetual inventory information to determine inventories for quarters when complete physical counts are not taken. A physical inventory was taken for all stores during the quarter ended August 2, 1997.

NOTE 4 - SHORT-TERM INSTRUMENTS AND MARKETABLE DEBT SECURITIES

The Company's short-term instruments included United States Treasury Bills, with a maturity of three months or less, and money market funds. Marketable debt

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                       August 2, 1997 and August 3, 1996
                                  (Unaudited)


securities included United States Treasury Bills with a maturity of greater than three months, United States Treasury Notes and United States Agency Securities.

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At August 2, 1997, market value was approximately $21,000 greater than cost, net of income taxes, and the Company had no investments that qualified as trading or held-to-maturity.

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

Interest on prime rate loans is payable monthly. Interest and principal on LIBOR loans is payable between one and six months from the borrowing date. LIBOR loans are subject to a prepayment penalty and may be continued for a subsequent one to six month period. LIBOR loans may be converted to prime rate loans and visa versa. The Facility includes a facility fee of .25% per annum on the unused principal balance, as defined. No single advance may be outstanding for more than 36 months. The Company may terminate the Facility upon 60-days prior written notice to the lender and the lender may terminate it as of December 18, 1999 or on any anniversary date thereafter upon 60-days prior written notice to the Company.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                       August 2, 1997 and August 3, 1996
                                  (Unaudited)


In addition, the Company has a $750,000 commercial letter of credit facility for use in importing merchandise.

As of August 2, 1997, there had been no borrowings under these credit agreements.

NOTE 6 - PROPERTY, EQUIPMENT AND DEPRECIATION

Effective February 2, 1997 the Company changed its accounting policy from expensing purchased computer software costs in the year of acquisition to capitalizing and depreciating these costs over the estimated useful life not to exceed five years. Management has determined that these costs benefit future periods.

During the 26 weeks ended August 2, 1997, the Company recorded amortization of computer software costs of approximately $4,000. The effect of capitalizing purchased computer software was to reduce the Company's loss by approximately $50,000, ($.01 per share) net of income tax benefits.

NOTE 7 - SUBSEQUENT EVENT

Settlement with Robert, Gloria and Linda Haft

On August 18, 1997, the Company and Dart Group Corporation ("Dart"), which owns 67.1% of the Company's outstanding common stock, entered into an agreement to settle certain litigation and enter other related transactions (the "RGL Settlement") with Robert M. Haft, Gloria G. Haft, Linda G. Haft and certain related parties (collectively, "RGL").

The transactions contemplated by the RGL Settlement between Dart and RGL include: the purchase by Dart from RGL (or related parties) of 104,976 shares of Dart Class B Common Stock and 77,244 shares of Dart Class A Common Stock; the termination of options held or claimed by RGL to purchase a total of 283,750 shares of Dart Class A Common Stock; the termination of putative options to purchase 15 shares of Dart/SFW Corp., and the termination of a small number of options to purchase shares of common stock of the Company and Crown Books Corporation ("Crown Books"), an affiliate of Dart. Dart will pay RGL a total of approximately $41.0 million in connection with these transactions.

The RGL Settlement also contemplates the completion of bankruptcy plans of reorganization for the partnerships owning Dart's headquarters building in Landover, Maryland and a warehouse leased by the Company, in Bridgeview, Illinois. Under these bankruptcy plans, Dart will pay a total of $4.4 million (50% of which would be offset by the release to Dart of funds previously escrowed for Ronald Haft) to Robert and Linda Haft for their interests in these two partnerships, and a total of $7.0 million to reduce outstanding institutional mortgage loans on these properties, which will thereafter be wholly-owned by Dart affiliates.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                       August 2, 1997 and August 3, 1996
                                  (Unaudited)


The RGL Settlement requires a supplemental settlement arrangement between Dart and Ronald S. Haft, which has not yet been completed and which cannot be assured. The closing of these transactions is scheduled for late September, subject to the satisfaction of various conditions. Closing of these transactions cannot be assured.

The RGL Settlement, if consummated, would result in the termination of the pending claim by RGL to control of Dart and the settlement of all litigation between them and Dart and its subsidiaries.

A small portion of the cost of these transactions may be allocated to the Company.

Settlement Discussions with Herbert H. Haft

The previously-announced settlement discussions between Dart and Herbert H. Haft have not produced a final settlement agreement at this time, though discussions are continuing. There can be no assurance that a settlement between Dart and Herbert H. Haft will be entered into or that, even if a settlement agreement with Herbert H. Haft is entered into, that the settlement transactions will close.

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

The Company believes that its superstore concept represents the strongest segment of its business and anticipates that all of its new stores will be opened within this concept as Super Trak and Super Trak Warehouse stores in existing and possibly new markets. In the past, these superstores have generated higher sales at locations converted from Classic Trak stores as well as higher gross margins as a result of a change in product mix (increased hard parts). The Company believes that as superstores mature, operating expenses as a percentage of sales will decrease.

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

Liquidity and Capital Resources

Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, increased by $5,564,000 to $17,287,000 at August 2, 1997 from $11,723,000 at February 1, 1997. This increase was due primarily to cash generated by operations, the maturity of marketable debt securities, collection of year-end receivables and timing of payments for inventory purchases.

Operating activities provided $5,156,000 to the Company during the 26 weeks ended August 2, 1997 compared to $1,211,000 for the 26 weeks ended August 3, 1996. The increase was primarily due to the collection of outstanding accounts receivable and stable merchandise inventory levels compared to increasing receivables and inventory last year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investing activities provided $513,000 to the Company during the 26 weeks ended August 2, 1997 compared to $8,838,000 for the 26 weeks August 3, 1996. Maturities of United States Treasury Notes was the primary source of funds in the current year which was partially offset by capital expenditures.

Financing activities used $105,000 to the Company's cash during the 26 weeks ended August 2, 1997 for principal payments under capital lease obligations.

In December 1996, the Company entered into a revolving credit facility with a finance company to borrow up to $25.0 million. The credit facility has an original term of three years. Borrowings are limited to eligible inventory levels and are secured by the Company's inventory, accounts receivable and proceeds from the sale of those assets. The credit facility contains certain restrictive covenants and a maximum leverage ratio covenant. The covenants include a limitation of $25.0 million on amounts paid (including a $20.0 million limitation on amounts guaranteed) to settle disputes with Haft family members. As of August 2, 1997, the Company had not borrowed under the credit facility.

The Company funds its requirements for working capital and capital expenditures with net cash generated from operations, existing cash resources and, if necessary, borrowings under its credit facility. The Company's primary capital requirements relate to remodelings and new store openings (including purchases of inventory and the costs of store fixtures and leasehold improvements). As of August 2, 1997, the Company had entered into lease agreements to open seven new Super Trak or Super Trak Warehouse stores.

Funding of Possible Settlements

Dart and certain of its subsidiaries (including the Company) have entered into an agreement to settle certain litigation and enter other related transactions with Robert M. Haft, Gloria G. Haft, Linda G. Haft and certain related parties. In addition, settlement discussions are continuing with each of Herbert H. Haft and Ronald S. Haft. The aggregate payments estimated to be paid by Dart and its subsidiaries in connection with these possible settlements, if all of them occur, would be approximately $92 million (including a loan of $10 million), part of which would be deferred. It is anticipated that Dart would pay substantially all of this amount, though a portion (yet to be determined) could be allocated to Crown Books Corporation ("Crown Books"), an affiliate of Dart and to Trak Auto. Allocation of any actual settlement obligations among the companies would be in proportion to reflect relative benefits each company receives, as determined by their boards of directors after consultation with outside advisors. Trak Auto anticipates that it would pay its portion of the settlement obligations from borrowings under its credit facility.

Results of Operations

During the 26 weeks ended August 2, 1997, the Company opened five new Super Trak and two new Super Trak Warehouse stores and closed or converted four classic Trak stores and converted one Super Trak Warehouse to a Super Trak. At August 2, 1997, the Company had 289 stores, including 128 Super Trak stores and 45 Super Trak Warehouse stores.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sales of $172,128,000 during the 26 weeks ended August 2, 1997 decreased by $5,316,000 or 3.0% compared to sales for the 26 weeks ended August 3, 1996 while sales of $90,523,000 during the 13 weeks ended August 2, 1997 increased $95,000 or 0.1% compared to sales for the same period one year ago. The sales decrease during the 26 weeks ended August 3, 1996 was primarily due to the mild winter conditions in the Midwest and East coast markets as well as the weak performance of the stores in the highly competitive Los Angeles market, during the first quarter. Comparable sales (stores open more than one year) decreased 8.2% and 6.4% for the 26 and 13 weeks ended August 2, 1997. Sales for comparable Super Trak and Super Trak Warehouse stores decreased 8.3% and 7.0% for the 26 and 13 weeks ended August 2, 1997, respectively. Sales for comparable classic Trak stores decreased 8.1% and 5.3% for the 26 and 13 weeks ended August 2, 1997, respectively. Sales for Super Trak and Super Trak Warehouse stores represented 68.7% and 71.5% of total sales during the 26 and 13 weeks ended August 2, 1997 compared to 63.7% and 64.5% for the 26 and 13 weeks ended August 3, 1996, respectively.

Interest and other income decreased by $378,000 and $121,000 for the 26 and 13 weeks ended August 2, 1997, respectively, when compared to the prior year, largely due to reduced income from subleased store locations and reduced recoveries from audits of prior years vendor allowances.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 76.8% and 77.2% for the 26 and 13 weeks ended August 2, 1997 compared to 75.3% and 75.8% for the same periods in the prior year. The increases were primarily due to increased occupancy and distribution costs.

Selling and administrative expenses were 21.9% and 22.3% as a percentage of sales for the 26 and 13 weeks ended August 2, 1997 compared to 20.4% for both the 26 and 13 weeks ended August 3, 1996. The increases for the 26 and 13 weeks were due primarily to increased advertising costs (largely due to the Company's entry into the Milwaukee market) and increased payroll costs, as a percentage of sales, due to the decrease in sales during the first quarter.

Depreciation and amortization expenses increased $106,000 for the 26 weeks ended August 2, 1997 compared to the same period one year ago. The increase was due to increased fixed assets for new stores, particularly in the Milwaukee market.

Interest expense of approximately $1,864,000 during the 26 weeks ended August 2, 1997 was for interest under capital lease obligations.

The Company recorded an income tax benefit of $1.3 million during the 26 weeks ended August 2, 1997. The tax benefit is the result of the Company's $2,973,000 net operating loss.

Effect of New Financial Accounting Standard

In February 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share. SFAS No. 128 replaces the presentation of primary earnings per share, previously presented by the Company, with basic earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

fully diluted earnings per share. Fully diluted earnings per share is computed similarly to the previous requirements. The Company will be required to adopt SFAS No. 128 in the fourth quarter of fiscal 1998 and to restate all previously presented earnings per share data. The presentation of the Company's basic earnings per share under SFAS No. 128 is greater than the amounts presented herein as primary earnings per share.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company will adopt SFAS No. 130 in the first quarter of fiscal 1999 and will provide the necessary disclosures.

                                    PART II

Item 1.  Legal Proceedings

Material legal proceedings pending against Trak Auto are described in its Annual Report on Form 10-K for the year ended February 1, 1997 and, with respect to material developments in such earlier reported legal proceedings, see below.

Dart and certain of its subsidiaries (including Trak Auto) have entered into a settlement agreement with Robert, Gloria and Linda Haft. See Note 7 to Trak Auto's Consolidated Financial Statements contained herein. This settlement, if consummated, would result in the termination of the pending claim by Robert, Gloria and Linda Haft to control of Dart and the settlement of all litigation between them and Dart and its subsidiaries, including Trak Auto.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Meeting") was held on June 27, 1997. At the Meeting, Trak Auto shareholders re-elected all five incumbent Directors to Trak Auto's Board of Directors.

The results of the voting for the election of directors at the Meeting are set forth below.

                                                                          Number of
         Name of Nominee                    Votes For                  Shares Withheld
         ---------------                    ---------                  ---------------

         Herbert H. Haft                    5,143,951                      662,985
         R. Keith Green                     5,159,911                      647,025
         Larry G. Schafran                  5,160,211                      646,725
         Bonita A. Wilson                   5,160,211                      646,725
         Douglas M. Bregman                 5,160,211                      646,725


Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits

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



                                       TRAK AUTO CORPORATION



Date: September 12, 1997          By:  R. Keith Green
      ---------------------            --------------------------
                                       R. KEITH GREEN
                                       President




Date: September 12, 1997               David B. MacGlashan
      ---------------------            --------------------------
                                       DAVID B. MACGLASHAN
                                       Senior Vice President and
                                         Chief Financial Officer