Form 10-Q
period 1997-11-01
TRAK AUTO CORP
filed 1997-12-15
CIK 716438

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 1, 1997
                                                         ----------------

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
Yes   X    No
    -----     ----

At December 15, 1997, the registrant had 5,909,679 shares of Common Stock, $.01 par value per share, outstanding.

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)
                                  (Unaudited)




                                                              Thirteen Weeks                     Thirty-Nine Weeks
                                                                   Ended                               Ended
                                                        -----------------------------       ----------------------------
                                                        November 1,       November 2,       November 1,      November 2,
                                                           1997               1996             1997              1996
                                                        ---------         -----------       ---------        -----------
       Sales                                            $  85,672          $  87,953        $ 257,800         $ 265,397
       Interest and other income                              377                585              773             1,359
                                                        ---------          ---------        ---------         ---------
                                                           86,049             88,538          258,573           266,756
                                                        ---------          ---------        ---------         ---------
       Expenses:
         Cost of sales, store occupancy and
           warehousing                                     65,934             67,262          198,068           200,812
         Selling and
           administrative                                  15,722             18,438           53,361            54,695
         Provision for loss on sale
           of California operations                        10,493                  -           10,493                 -
         Depreciation and
           amortization                                     1,925              1,802            5,785             5,556
         Interest expense                                     927                923            2,791             2,769
                                                        ---------          ---------        ---------         ---------
                                                           95,001             88,425          270,498           263,832
                                                        ---------          ---------        ---------         ---------

       Income(loss)before income
         taxes                                             (8,952)               113          (11,925)            2,924
       Income taxes(benefit)                               (2,492)               (42)          (3,824)              915
                                                        ---------          ---------        ---------         ---------
       Net income(loss)                                 $  (6,460)         $     155        $  (8,101)        $   2,009
                                                        =========          =========        =========         =========

       Weighted average common
         shares and common share
         equivalents outstanding                            5,909              5,955            5,909             5,944
                                                        =========          =========        =========         =========


       Net income(loss)per share                        $   (1.09)         $     .03        $   (1.37)         $    .34
                                                        =========          =========        =========         =========


        The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                      (Unaudited)                (Audited)
                                                      November 1,               February  1,
      ASSETS                                              1997                      1997
                                                      -----------               ------------
      Current Assets:
         Cash                                            $  7,428                  $  5,782
           Short-term instruments                           9,926                     5,941
         Marketable debt securities                           690                     2,479
         Accounts receivable                                7,778                     6,841
         Merchandise inventories                          106,495                   106,193
         Deferred income taxes                              6,900                     6,494
         Other current assets                               3,211                     3,083
                                                         --------                  --------
           Total Current Assets                           142,428                   136,813
                                                         --------                  --------

       Property and Equipment, at cost:
         Furniture, fixtures and equipment                 64,667                    63,675
         Leasehold improvements                            11,791                    12,103
         Property under capital leases                     22,032                    22,032
                                                         --------                  --------
                                                           98,490                    97,810
       Accumulated Depreciation and Amortization           55,097                    49,876
                                                         --------                  --------
                                                           43,393                    47,934
                                                         --------                  --------

       Other Assets                                         1,302                     1,502
                                                         --------                  --------

       Deferred Income Taxes                                9,443                     5,971
                                                         --------                  --------

       Total Assets                                      $196,566                  $192,220
                                                         ========                  ========



      The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



                                                           (Unaudited)    (Audited)
                                                            November 1,    February 1,
       LIABILITIES AND STOCKHOLDERS' EQUITY                     1997
                                                             ----------    -----------
       Current Liabilities:
         Accounts payable, trade                              $ 51,018      $ 47,690
         Income taxes payable                                    1,557         1,581
         Accrued expenses
           Salaries and benefits                                13,044        11,440
           Taxes other than income                               6,428         5,569
           Other                                                21,020        13,791
         Current portion of obligations under
           capital leases                                          209           209
         Due to affiliate                                           50            18
                                                              --------      --------
           Total Current Liabilities                            93,326        80,298
                                                              --------      --------

       Obligations Under Capital Leases                         27,044        26,912
                                                              --------      --------
       Reserve for Closed Stores and
         Restructuring                                             875         1,597
                                                              --------      --------
           Total Liabilities                                   121,245       108,807
                                                              --------      --------

       Stockholders' Equity:
         Common stock, par value $.01 per share;
           15,000,000 shares authorized;
           6,437,869 and 6,437,469 shares issued,
           respectively                                             64            64
         Paid-in capital                                        46,481        46,476
         Unrealized investment gains                                 7             3
         Retained earnings                                      37,489        45,590
         Treasury stock 528,190 shares
           of common stock, at cost                             (8,720)       (8,720)
                                                              --------      --------
           Total Stockholders' Equity                           75,321        83,413
                                                              --------      --------
       Total Liabilities and Stockholders'
         Equity                                               $196,566      $192,220
                                                              ========      ========



      The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)


                                                                                              Thirty-nine
                                                                                              Weeks Ended
                                                                                ----------------------------------------
                                                                                November 1,                  November 2,
                                                                                   1997                         1996
                                                                                -----------                  -----------
Cash Flows from Operating Activities:
  Net income                                                                     $ (8,101)                     $  2,009
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                                   5,785                         5,556
      Interest in excess of capital lease payments                                    289                          -
    Provision for closed stores                                                        87                          -
    Provision for loss on sale of California
      operations                                                                   10,493                          -
    Provision for deferred taxes                                                   (3,245)                         -
  Change in assets and liabilities:
    Accounts receivable                                                              (937)                       (3,465)
    Merchandise inventories                                                           182                        (7,872)
    Other current assets                                                             (128)                       (2,305)
    Deferred income taxes                                                            (542)                         (373)
    Accounts payable, trade                                                         3,328                        10,652
    Accrued expenses                                                                 (802)                          152
    Due to affiliate                                                                   32                          (115)
    Income taxes payable                                                              (24)                          727
    Other assets                                                                      200                           213
    Reserve for closed facilities                                                    (809)                       (2,138)
                                                                                 --------                      --------
      Net cash provided by
        operating activities                                                     $  5,808                      $  3,041
                                                                                 --------                      --------

Cash Flows from Investing Activities:
  Capital expenditures                                                           $ (1,727)                     $ (6,583)
  Maturities of United States Treasury Notes                                        1,150                         4,370
  Disposition of United States Treasury Notes                                         -                             -
  Purchase of United States Treasury Notes                                            -                             -
  Maturities of United States Treasury Bills                                           50                           -
  Maturities of marketable debt securities                                            502                         1,574
  Disposition of marketable debt securities                                            -                            -
                                                                                 --------                      --------
      Net cash used for investing
        activities                                                               $    (25)                     $   (639)
                                                                                 --------                      --------

Cash Flows from Financing Activities:
  Principal payments under capital
    lease obligations                                                            $   (157)                     $    (75)
  Proceeds from exercise of stock
    options                                                                             5                           222
                                                                                 --------                      --------
      Net cash provided by (used for)
        financing activities                                                     $   (152)                     $    147
                                                                                 --------                      --------

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (dollars in thousands)
                                  (Unaudited)



                                                             Thirty-nine
                                                             Weeks Ended
                                                        ------------------------
                                                        November 1,  November 2,
                                                           1997        1996
                                                        ----------  ------------
  Net Increase in Cash and Equivalents                   $  5,631    $  2,549
  Cash and Equivalents at Beginning of Year                11,723      13,559
                                                         --------    --------
  Cash and Equivalents at End of Period                  $ 17,354    $ 16,108
                                                         ========    ========

  Supplemental Disclosures of Cash Flow Information:
  Cash paid during quarter for:
  Interest                                               $  2,791    $  2,769
  Income taxes                                               -            673



        The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     November 1, 1997 and November 2, 1996
                                  (Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements reflect the accounts of Trak Auto Corporation ("Trak Auto") and its wholly-owned subsidiaries. Trak Auto and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail stores in the United States. The unaudited statements as of November 1, 1997 and November 2, 1996 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of November 1, 1997 and November 2, 1996 and the results of operations and cash flows for the periods indicated.

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

The results of operations for the quarter ended November 1, 1997 are not necessarily indicative of the results to be achieved for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents (certain stock options) outstanding during the periods. The difference between primary net income (loss) per common share and fully diluted net income (loss) per common share is not significant for the periods presented.

NOTE 3 - INTERIM INVENTORY ESTIMATES

The Company's inventories are priced at the lower of last-in, first-out cost or market. At November 1, 1997 and February 1, 1997, inventories determined on a first-in, first-out basis would have been greater by $6,995,000 and $6,733,000 respectively.

The Company takes a physical count of its store inventories semiannually and the Company uses a gross profit method combined with available perpetual inventory information to determine inventories for quarters when complete physical counts are not taken. The company did not take a physical inventory for the quarter ended November 1, 1997.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     November 1, 1997 and November 2, 1996
                                  (Unaudited)


NOTE 4 - SHORT-TERM INSTRUMENTS AND MARKETABLE DEBT SECURITIES

The Company's short-term instruments included United States Treasury Bills, with a maturity of three months or less, and money market funds. Marketable debt securities included United States Treasury Bills with a maturity of greater than three months, United States Treasury Notes and United States Agency Securities.

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At November 1, 1997, market value was approximately $7,000 greater than cost, net of income taxes, and the Company had no investments that qualified as trading or held-to-maturity.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities sold is based on the specific identification method.

NOTE 5 - SUBSEQUENT EVENT

On October 6, 1997, Trak Auto entered into a purchase agreement (the "Purchase Agreement") with CSK Auto, Inc. ("CSK") pursuant to which Trak Auto has agreed to sell to CSK its interest in its California operations (including inventory, store fixtures and the assignment of store leases). Trak Auto and CSK closed the transaction on December 8, 1997 for an aggregate purchase price of approximately $33.6 million. Ninety percent (90%) of the aggregate purchase price, or $30.2 million, was paid in cash at the closing. The remaining ten percent (10%) will be paid pending finalization of any purchase price adjustments. The Company expects to realize a pre-tax loss, estimated to be $10.5 million on the sale to cover losses associated with the sale of assets and exposure under remaining lease obligations. The Company has recorded this estimated loss in the accompanying Consolidated Statements of Operations, which is subject to the final purchase price adjustment.

NOTE 6 - CREDIT AGREEMENTS

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                     November 1, 1997 and November 2, 1996
                                  (Unaudited)


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

As of November 1, 1997, there had been no borrowings under these credit agreements.

NOTE 7 - PROPERTY, EQUIPMENT AND DEPRECIATION

Effective February 2, 1997 the Company changed its accounting policy from expensing purchased computer software costs in the year of acquisition to capitalizing and depreciating these costs over the estimated useful life not to exceed five years. Management has determined that these costs benefit future periods.

During the 39 weeks ended November 1, 1997, the Company did not record amortization of purchased computer software as the software was not placed into service. The effect of capitalizing purchased computer software was to reduce the Company's loss by approximately $80,000 ($.01 per share) net of income tax benefits.

NOTE 8 - SETTLEMENT OF LITIGATION

Settlement with Robert, Gloria and Linda Haft

On September 26, 1997, the Company and Dart Group Corporation ("Dart"), which owns 67.1% of the Company's outstanding common stock, closed the transactions contemplated in an agreement, dated August 16, 1997 to settle certain litigation and enter other related transactions (the "RGL Settlement") with Robert M. Haft, Gloria G. Haft, Linda G. Haft and certain related parties (collectively, "RGL").

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                     November 1, 1997 and November 2, 1996
                                  (Unaudited)


The transactions completed by the closing of the RGL Settlement between Dart and RGL include: the purchase by Dart from RGL (or related parties) of 104,976 shares of Dart Class B Common Stock and 77,244 shares of Dart Class A Common Stock; the termination of options held or claimed by RGL to purchase shares of Dart Class A Common Stock; the termination of putative options to purchase 15 shares of Dart/SFW Corp., and the termination of a small number of options to purchase shares of common stock of the Company and Crown Books Corporation ("Crown Books"), an affiliate of Dart. Dart paid RGL a total of approximately $41.0 million in connection with these transactions of which Trak Auto contributed approximately $205,000 for the Trak Auto stock options. Pursuant to the RGL Settlement, Trak Auto also dismissed all claims against RGL.

In addition, Dart acquired all of Robert M. Haft and Linda G. Haft's interests in partnerships owning Dart's headquarters building in Landover, Maryland and a warehouse leased by the Trak Auto, in Bridgeview, Illinois for $4.4 million. Subsequent to November 1,1997, Trak Auto funded $1.3 million towards the Bridgeview portion of the payment. It is contemplated that the $1.3 million will ultimately become an equity contribution by Trak Auto in the warehouse.

The closing of the RGL Settlement, resulted in the termination of the pending claim by RGL to control of Dart and the settlement of all litigation between them and Dart and its subsidiaries.

Settlement with Herbert H. Haft and Ronald S. Haft

On October 16, 1997, Dart announced settlements (the "Settlements") with Herbert H. Haft and Ronald S. Haft pursuant to a settlement agreement with Herbert H. Haft (the "HHH Settlement Agreement"), a First Supplemental Settlement Agreement with Ronald S. Haft (the "First Supplemental Agreement") and a Second Supplemental Settlement Agreement with Ronald S. Haft (the "Second Supplemental Agreement"). The Settlements were subsequently approved by the Delaware Court of Chancery on November 24, 1997.

The transactions contemplated in the HHH Settlement Agreement include: the purchase by Dart from Herbert H. Haft of all his shares of, and options to purchase, Dart Class A Common Stock; that Herbert H. Haft will resign from all of his positions with Dart and its subsidiary corporations; that Herbert H. Haft will relinquish his claim to voting control of Dart and that Herbert H. Haft will terminate his employment contract with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft will be resolved. As consideration for the Settlements, Dart will pay Herbert H. Haft approximately $28 million upon closing, including $9.25 million which may be deferred until June 1, 1998 if the closing occurs before then. Dart will also make a $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft, which loan will be personally guaranteed by Ronald S. Haft and will be secured by the partnership's interest in three shopping centers located in suburban Washington, D.C. and by a one-half indirect interest in an office building in Lanham, Maryland leased by a Dart subsidiary.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                     November 1, 1997 and November 2, 1996
                                  (Unaudited)


The transactions contemplated in the First Supplemental Agreement include: completion of bankruptcy plans of reorganization for partnerships owning Dart's headquarters in Landover, Maryland and a warehouse leased to Trak Auto in Bridgeview, Illinois; payment by Dart of $7 million to reduce outstanding mortgage loans on these properties, which will thereafter be wholly-owned by Dart and/or its affiliates and Ronald S. Haft will pay $2.2 million to Dart from escrowed funds previously earmarked for Ronald S. Haft. On November 19, 1997, the transactions contemplated in the First Supplemental Agreement were closed. Trak Auto advanced to a wholly-owned subsidiary of Dart
$2.0 million for the Bridgeview, Illinois portion of the $7.0 million mortgage payments. The $2.0 million together with the $1.3 million (discussed above) may ultimately become an equity interest in that subsidiary.

The closing of the settlement transactions with Herbert H. Haft are expected to occur in early 1998. There can be no assurance that the closing will occur. Under the Second Supplemental Agreement, after the closing of the transaction contemplated in the HHH Settlement Agreement, Dart will be entitled to require that the shares now held in a Voting Trust for the benefit of Ronald S. Haft to be transferred to Dart.

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

The Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores. The Company may from time to time close, relocate or sell stores (or groups of stores) that are not satisfying certain performance objectives. As a result of this ongoing review, on October 6, 1997, the Company entered into an agreement to sell its California operations. While the California operations represented approximately thirty percent (30%) of annual revenues the operating results have historically been weak and declining because of the highly competitive Los Angeles market. The Company sold all inventory, store fixtures and assigned store leases, but has retained the lease obligation on the distribution center in Ontario, California. The transaction closed on December 8, 1997. The Company recorded an estimated loss related to this transaction of $10.5 million, which is subject to final purchase price adjustments.

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

Liquidity and Capital Resources

Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, increased by $5,631,000 to $17,354,000 at November 1, 1997 from $11,723,000 at February 1, 1997. This increase was due primarily to cash generated by operations, the maturity of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


marketable debt securities, collection of year-end receivables and timing of payments for inventory purchases.

Operating activities provided $5,808,000 to the Company during the 39 weeks ended November 1, 1997 compared to $3,041,000 for the 39 weeks ended November 2, 1996. The increase was primarily due to current period operations and the timing of payments for inventory purchases.

Investing activities used $25,000 of the Company's funds during the 39 weeks ended November 1, 1997 compared to $639,000 for the 39 weeks November 2, 1996. Maturities of United States Treasury Notes was the primary source of funds in the current year that was offset by capital expenditures.

Financing activities used $152,000 of the Company's cash during the 39 weeks ended November 1, 1997 for principal payments under capital lease obligations.

In December 1996, the Company entered into a revolving credit facility with a finance company to borrow up to $25.0 million. The credit facility has an original term of three years. Borrowings are limited to eligible inventory levels and are secured by the Company's inventory, accounts receivable and proceeds from the sale of those assets. The credit facility contains certain restrictive covenants and a maximum leverage ratio covenant. The covenants include a limitation of $25.0 million on amounts paid (including a $20.0 million limitation on amounts guaranteed) to settle disputes with Haft family members. As of November 1, 1997, the Company had not borrowed under the credit facility.

The Company funds its requirements for working capital and capital expenditures with net cash generated from operations, existing cash resources and, if necessary, borrowings under its credit facility. The Company's primary capital requirements relate to remodelings and new store openings (including purchases of inventory and the costs of store fixtures and leasehold improvements). As of November 1, 1997, the Company had entered into lease agreements to open eight new Super Trak or Super Trak Warehouse stores.

Funding of Possible Settlements

Dart and certain of its subsidiaries (including Trak Auto) have closed an agreement to settle certain litigation and enter other related transactions with Robert M. Haft, Gloria G. Haft, Linda G. Haft and certain related parties. Trak Auto contributed approximately $205,000 for this settlement in addition to its dismissal of claims against RGL. Subsequent to November 1,1997, in exchange for a $3.3 million demand note from a wholly-owned subsidiary of Dart, Trak Auto funded payments of approximately $1.3 million to Robert M. Haft and Linda G. Haft to acquire their interests in a partnership that owns a warehouse leased by Trak Auto in Bridgeview, Illinois and $2.0 million to the wholly-owned Dart subsidiary to reduce the principal mortgage balance on that property. It is contemplated that the $3.3 million note will ultimately become an equity contribution by Trak in the Dart subsidiary.

Dart and certain of its subsidiaries (including Trak Auto) have entered agreements to settle certain related transactions with Herbert H. Haft and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ronald S. Haft. As consideration for the Settlements, Dart will pay Herbert H. Haft approximately $28 million upon closing, including $9.25 million which may be deferred until June 1, 1998 if the closing occurs before then. Dart will also make a $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft, which loan will be personally guaranteed by Ronald S. Haft and will be secured by the partnership's interest in three shopping centers located in suburban Washington, D.C. and by a one-half indirect interest in an office building in Lanham, Maryland leased by a Dart subsidiary. It is anticipated that Dart would pay substantially all of this amount, though a portion (yet to be determined) could be allocated to Crown Books Corporation ("Crown Books"), an affiliate of Dart and to Trak Auto. Allocation of any actual settlement obligations among the companies would be in proportion to reflect relative benefits each company receives, as determined by their boards of directors after consultation with outside advisors. Trak Auto anticipates that it would pay its portion of the settlement obligations from borrowings under its credit facility.

Results of Operations

During the 39 weeks ended November 1, 1997, the Company opened seven new Super Trak and two new Super Trak Warehouse stores and closed or converted 16 classic Trak stores, closed one Super Trak store and converted one Super Trak Warehouse to a Super Trak. At November 1, 1997, the Company had 277 stores, including 128 Super Trak stores and 45 Super Trak Warehouse stores.

Sales of $257,800,000 during the 39 weeks ended November 1, 1997 decreased by $7,597,000 or 2.9% compared to sales for the 39 weeks ended November 2, 1996 while sales of $85,672,000 during the 13 weeks ended November 1, 1997 decreased $2,281,000 or 2.6% compared to sales for the same period one year ago. The sales decrease during the 39 weeks ended November 1, 1997 was primarily due to the mild winter conditions in the Midwest and East coast markets during the first quarter as well as the weak performance of the stores in the highly competitive Los Angeles market. Comparable sales (stores open more than one year) decreased 8.0% and 7.5% for the 39 and 13 weeks ended November 1, 1997. Sales for comparable Super Trak and Super Trak Warehouse stores decreased 8.0% and 7.6% for the 39 and 13 weeks ended November 1, 1997, respectively. Sales for comparable classic Trak stores decreased 7.8% and 7.1% for the 39 and 13 weeks ended November 1, 1997, respectively. Sales for Super Trak and Super Trak Warehouse stores represented 69.3% and 70.5% of total sales during the 39 and 13 weeks ended November 1, 1997 compared to 58.3% and 60.0% for the 39 and 13 weeks ended November 2, 1996, respectively.

Interest and other income decreased by $586,000 and $208,000 for the 39 and 13 weeks ended November 1, 1997, respectively, when compared to the prior year, largely due to reduced income from subleased store locations and reduced recoveries from audits of prior years vendor allowances.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 76.8% and 77.0% for the 39 and 13 weeks ended November 1, 1997 compared to 75.7% and 76.5% for the same periods in the prior year. The increases were primarily due to increased occupancy and distribution costs.

Selling and administrative expenses were 20.7% and 18.4% as a percentage of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

sales for the 39 and 13 weeks ended November 1, 1997 compared to 20.7% and 21.0% for the 39 and 13 weeks ended November 2, 1996. The decrease for the 13 week period was primarily due to increased advertising credits that offset the advertising expenses incurred during the first half of the fiscal year. The Company has reduced payroll costs, however for the 39 week period payroll costs, as a percentage of sales remains higher than last year due to the sales decrease during the first quarter of this year.

The provision for loss on sale of California operations of $10,493,000 is an estimate of the loss associated with the sale of the Company's California assets and exposure under remaining lease obligations (see Note 5 to the Consolidated Financial Statements).

Depreciation and amortization expenses increased $229,000 for the 39 weeks ended November 1, 1997 compared to the same period one year ago. The increase was due to increased fixed assets for new stores, particularly in the Milwaukee market.

Interest expense of approximately $2,791,000 during the 39 weeks ended November 1, 1997 was for interest under capital lease obligations.

The Company recorded an income tax benefit of $3,824,000 during the 39 weeks ended November 1, 1997. The tax benefit is the result of the Company's $11,925,000 net operating loss.

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

Consummation of Settlement with Robert, Gloria and Linda Haft

   On September 26, 1997 Dart Group Corporation ("Dart") closed the transactions contemplated in the Settlement Agreement dated August 16, 1997 (the "RGL Settlement Agreement") with Robert, Gloria and Linda Haft. Although the closing of the transactions contemplated in the Settlement Agreement was conditioned in part upon the completion of bankruptcy plans of reorganization for the partnerships owning the Company's headquarters building in Landover, MD (75th Avenue Associates Limited Partnership) and a warehouse leased by the Company's subsidiary, Trak Auto Corporation (Trak Chicago Limited Partnership), those bankruptcy plans had not closed as of September 26, 1997. Instead, the Company acquired all of Robert Haft's and Linda Haft's respective interests in
such partnerships for a purchase price of $4,400,000.   As contemplated in the
RGL Settlement Agreement, Robert Gloria and Linda Haft have terminated their pending claims to control Dart and all litigation between them and Dart and its subsidiaries has been settled and dismissed.

Settlements with Herbert H. Haft and Ronald S. Haft.

   Dart has entered into settlements with Herbert H. Haft and Ronald S. Haft pursuant to a settlement agreement with Herbert H. Haft (the "HHH Settlement Agreement"), a First Supplemental Settlement Agreement with Ronald S. Haft (the "First Supplemental Agreement") and a Second Supplemental Settlement Agreement with Ronald S. Haft (the "Second Supplemental Agreement"). The Boards of Directors of Dart, Crown Books Corporation ("Crown Books"), a Dart subsidiary and Trak Auto have approved the settlements.

   The transactions contemplated in the First Supplemental Agreement were closed on or about November 20, 1997. In connection with that closing, Dart received $2,200,000 from Ronald S. Haft, which payment was made in connection with Dart's acquisition of Robert and Linda Haft's respective interests in Trak Chicago Limited Partnership and 75th Avenue Associates Limited Partnership, as originally contemplated in the RGL Settlement Agreement.

   The closing of the transactions contemplated in the HHH Settlement Agreement and the Second Supplemental Agreement were conditioned upon a determination by the Delaware Court of Chancery that all of the terms of those settlements were fair and reasonable to Dart and its subsidiaries. After notice was provided to shareholders of Dart, Crown Books and Trak Auto, and a fairness hearing was held, the Delaware Chancery Court approved the settlements as fair and reasonable and authorized the dismissal of derivative litigation in which Herbert H. Haft, Ronald S. Haft and certain Dart directors were defendants. Dart expects to close the transactions contemplated in the HHH Settlement Agreement and the Second Supplemental Settlement Agreement in January 1998, although no assurances can be made that the closing will not be delayed beyond January, 1998. Upon the closing of those settlements, Herbert H. Haft will (a) sell to Dart all of his shares of Dart Class A Common Stock, and shares of and options to purchase stock of Trak Auto and Crown Books, (b) retire from all of his positions with Dart and its subsidiary corporations, (c) relinquish his claim to voting control of Dart, (d) terminate his employment agreement with Dart, and (e) sell to Dart various real estate interests. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft will be dismissed. As consideration for the settlements, Dart will pay Herbert H. Haft approximately $28 million upon closing, of which amount $9.25 million may be deferred until June 1, 1998 if the closing occurs before then. Dart also will make a secured $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft and Dart and Herbert H. Haft will exchange mutual general releases.

Warehouse Plans of Reorganization.

   Prior to November 19, 1997, Dart was the primary lessee or co-lessee of certain warehouses owned by Seventy-Fifth Avenue Associates Limited Partnership ("Seventy-Fifth") and Trak Chicago Limited Partnership I ("Trak Chicago"; and together with Seventy-Fifth, the "Warehouse Debtors"). On May 25, 1995, each of the Warehouse Debtors filed for chapter 11 relief in the United States Bankruptcy Court for the District of Maryland. On October 31, 1997, orders were entered in each of the Warehouse Debtors' chapter 11 cases confirming their Fourth Revised Plans of Reorganization (the "Plans"). The Plans became effective on November 19, 1997. Through the Plans, Dart acquired, indirectly through wholly-owned limited liability companies, ownership of the warehouses and assumed certain obligations related to the warehouses' mortgage debt. Pursuant to the Plans, Dart's lease of the warehouse previously owned by Seventy-Fifth was modified prospectively to reduce rent to an amount equal to debt service on the mortgage loan, and Dart's and Trak Auto's lease of the warehouse previously owned by Trak Chicago was modified prospectively to eliminate Dart as a co-lessee, and to reduce rent payable by Trak Auto to an amount equal to the debt service on the mortgage loan. The foregoing summaries of the Plans are limited, and further reference is made to Plans themselves and the orders confirming the Plans, and are incorporated herein as Exhibits 99.1 and 99.2.

   It is contemplated that Trak Auto and Crown Books will make some contribution to the above described settlements, although no determination as to the amounts of such contributions has been made.

Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits

                    Number   Document

                    27       Financial Data Schedule

                    99.1 Debtor's Fourth Revised Plan of Reorganization and Order Confirming Debtor's Fourth Revised Plan of Reorganization for Seventy-fifty Avenue Associates Limited Partnership herein incorporated by reference to Exhibit 99.1 to the Dart Group Corporation Form

Item 6.     Exhibits and Reports on Form 8-K (continued)


                             10-Q for the quarter ended October 31, 1997 (the "Dart October 1997 10-Q").

                    99.2 Debtor's Fourth Revised Plan of Reorganization and Order Confirming Debtor's Fourth Revised Plan of Reorganization for Trak Chicago Limited Partnership I herein incorporated by reference to
                             Exhibit 99.2 to the Dart October 1997 10-Q.

            (b)     Reports on Form 8-K

                    During the quarter ended November 1, 1997, Trak Auto filed one Current Report on Form 8-K.


                        1. Trak Auto filed a Current Report on Form 8-K on October 24, 1997 reporting under Item 5 (Other Events) that Trak Auto had entered into an agreement to sell the assets of the stores it operated in the Los Angeles, California market.

                    Subsequent to the quarter ended November 1, 1997, Trak Auto filed one Current Report on Form 8-K.

                        1. Trak Auto filed a Current Report on Form 8-K on November 5, 1997 reporting under Item 5 (Other Events) a change in the composition of Trak Auto's Board of Directors and that Richard B. Stone had assumed the position of Acting Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TRAK AUTO CORPORATION



Date: December 15, 1997          By:  R. Keith Green
      --------------------            ------------------------------
                                      R. KEITH GREEN
                                      President




Date: December 15, 1997               David B. MacGlashan
      --------------------            -----------------------------
                                      DAVID B. MACGLASHAN
                                      Senior Vice President and
                                        Chief Financial Officer