Form 10-K
period 1998-01-31
TRAK AUTO CORP
filed 1998-05-01
CIK 716438

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended   January 31, 1998
                                           ------------------

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from           to
                                                        --------     ---------

Commission file number    0-12202
                        -----------

                            TRAK AUTO CORPORATION
----------------------------------------------------------------------------

          (Exact name of registrant as specified in its charter)

            Delaware                                    52-1281465
------------------------------------          ------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)

3300 75th Avenue, Landover, Maryland                     20785
------------------------------------          ------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (301) 226-1200
                                                     -----------------------
Securities registered pursuant to Section 12(b) of the Act:           NONE
                                                                    --------
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.01 Per Share
-----------------------------------------------------------------------------

(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At April 30, 1998, the registrant had 5,909,179 shares of Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $23,363,000.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1998 proxy statement for the annual stockholders' meeting to be held June 26, 1998 are incorporated by reference in Part III of this Form 10-K

The exhibit index begins at page 69 of this Form 10-K.

                               Table of Contents

                                    Part I

                                                                                                                 Page
                                                                                                                 ----
Item 1.          Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3

Item 2.          Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               11
Item 3.          Legal Proceedings    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               13

Item 4.          Submission of Matters to a Vote of
                   Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               19

Part II
-------

Item 5.          Market for the Registrant's Common Equity and
                   Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . .               20

Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               21

Item 7.          Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               22

Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . .               29

Item 9.          Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .               60

Part III
--------

Item 10.         Directors and Executive Officers of the
                   Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               61

Item 11.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               61

Item 12.         Security Ownership of Certain Beneficial Owners
                   and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               61

Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .               61

Part IV
-------

Item 14.         Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               62

                                     PART I

Forward-looking Statements

Statements in this report that are not historical in nature, including references to beliefs, anticipations or expectations, are forward-looking. Such statements are subject to a wide variety of risks and uncertainties that could cause actual results to differ materially from those projected, including without limitation the consummation of the Merger (as defined below), the ability of the Company (as defined below) to open new stores and close other stores, the sufficiency of recorded reserves for store closings, the availability of capital to fund operations, the effect of national and regional economic conditions, the effect of increased competition in the markets in which the Company operates and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements, which revisions may be made to reflect any future events or circumstances, other than through its regular quarterly and annual financial statements, and through the accompanying discussion and analysis contained in the Company's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

Item 1.  Business

Trak Auto Corporation ("Trak Auto") was incorporated in Delaware in 1983 and operates retail discount auto parts stores in the United States. The term "Company" refers collectively to Trak Auto and its wholly-owned subsidiaries, including Trak Corporation, Super Trak Corporation ("Super Trak") and Trak DHC Corporation. Dart Group Corporation ("Dart") owns 67.1% of Trak Auto's outstanding common stock, par value $.01 per share (the "Common Stock").

Operations

The Company operates retail discount auto parts stores in the metropolitan areas of Washington, D.C., Richmond, Virginia, Chicago, Illinois and Milwaukee, Wisconsin, and central Pennsylvania. During the year ended January 31, 1998, the Company sold its operations in the Los Angeles, California market and closed its Pittsburgh, Pennsylvania operations.

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

Trak Auto characterizes its stores as "Classic Trak" stores, "Super Trak" stores and "Super Trak Warehouse" stores. Classic Trak stores are typically between 5,000 and 6,000 square feet and carry 10,000 different product item numbers or "SKU's".

Super Trak stores are typically between 6,000 and 11,000 square feet and carry approximately 5,000 more SKU's than Classic Trak stores, concentrated primarily in hard part categories.

Additionally, Super Trak stores feature special order services that permit customers to access virtually any automotive part, including engines. The stores also offer extensive technical assistance through computerized parts look-up, instruction for repairs, free use of specialized tools, and factory trained parts personnel.

Super Trak Warehouse stores are typically between 11,000 and 24,000 square feet and carry approximately 30,000 SKU's. The added SKU's are composed of additional application parts.

The Company's stores use modern fixtures and equipment and the interiors have been standardized, so that the interiors of new stores can be assembled quickly. The stores are open seven days a week. No store contributed more than 1.0% to the Company's consolidated sales during the year ended January 31, 1998.

Trak Auto believes that Super Trak stores represent the strongest segment of its business. Since 1993, Trak Auto has successfully opened or converted 87 Super Trak stores excluding the Los Angeles and Pittsburgh markets. Trak Auto anticipates that all of its new stores will be Super Trak stores in existing and possibly new markets. As of January 31, 1998, Trak Auto had entered into lease agreements to open two new stores in Chicago, Illinois.

The Company generally purchases merchandise directly from a large number of manufacturers and suppliers. The Company's distribution system is computerized, utilizing an automated replenishment and perpetual inventory system to generate shipments of product from distribution centers in Landover, Maryland and Bridgeview, Illinois. The required items are generally assembled and packaged for delivery in the order in which they will be unpacked and displayed on the shelves at the retail stores, promoting store efficiency. Inventories are monitored both at the stores and in the distribution centers to determine purchase requirements. The Company has a computerized point of sale ("POS") register system in every store. The Company uses scanners to identify most merchandise at the register and uses a price look-up function to price the sale. Most merchandise is pre-labeled with bar codes provided by the manufacturers.

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

                                                    Number of Stores
                                                  at end of fiscal year
                                              ----------------------------
Metropolitan Area                             1994  1995  1996  1997  1998
-----------------                             ----  ----  ----  ----  ----
 Chicago, Illinois                              97    86    79    82    81
 Los Angeles, California                       116   104    96    93     -
 Pittsburgh, Pennsylvania                        -     -    14    16     -
 Central Pennsylvania                            -     -     -     2     7
 Richmond, Virginia                             15    11    10     9     9
 Milwaukee, Wisconsin                            -     -     -     7     8
 Washington, D.C.                               86    81    77    77    76
                                              ----  ----  ----  ----  ----
          Total                                314   282   276   286   181

The following tables set forth the number of stores of each of Classic Trak, Super Trak, and Super Trak Warehouse that were opened, closed or remodeled during each of the last five fiscal years, as well as the total number of such stores as of the end of each such fiscal year.

Super Trak Stores                             1994  1995  1996  1997  1998
-----------------                             ----  ----  ----  ----  ----
 Opened during the year                         62    34    17    14     9
 Closed or converted to Super Trak Warehouse
   during the year                               1     1    10     5    12
 Sold during the year                            -     -     -     -    32

Super Trak Warehouse Stores
---------------------------
 Opened during the year                         -      7    23    14     1
 Closed or converted to Super Trak during
   the year                                     -     -     -     -      5
 Sold during the year                           -     -     -     -     14

Classic Trak Stores
-------------------
 Opened during the year                          1    -     -     -      -
 Closed or converted to Super Trak or Super
   Trak Warehouse during the year               65    72    36    13    16
 Sold during the year                            -     -     -     -    36

Total Open at End of Year
-------------------------
Super Trak Stores                               73   106   113   122    87
Super Trak Warehouse Stores                     -      7    30    44    26
Classic Trak Stores                            241   169   133   120    68

Sales and Closing of Stores

On October 6, 1997, Trak Auto entered into a purchase agreement (the "Purchase Agreement") with CSK Auto, Inc. ("CSK") pursuant to which Trak Auto agreed to sell to CSK its interest in its California operations (including inventory, store fixtures and the assignment of store leases). Trak Auto and CSK closed the transaction on December 8, 1997 for an aggregate purchase price of approximately $32.8 million. Ninety percent (90%) of the aggregate purchase price, or $30.2 million, was paid in cash at the closing. The remaining ten percent (10%) was paid upon finalization of the inventory valuation. The Company realized a pre-tax loss of $8.2 million (net of a reduction in the LIFO reserve of approximately $2.3 million) on the sale to cover losses associated with the sale of assets and exposure under remaining lease obligations. The

Company has recorded this estimated loss in the accompanying Consolidated Statements of Operations.

On January 31, 1998, Trak Auto closed 15 stores in the Pittsburgh, Pennsylvania market. The stores were closed as a result of disappointing operating results and Trak Auto recorded a loss of approximately $14.9 million, primarily as a closed store reserve.

The Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores. The Company may from time to time close, relocate or sell stores (or groups of stores) that are not satisfying certain performance objectives.

Store Closing Reserves

The Company continually evaluates its store operations and the need to close, relocate, or expand stores or convert existing Classic Trak stores into Super Trak or Super Trak Warehouse stores. The Company recognizes store closing costs when management decides to close a store. In prior years, the Company has also recognized the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Trak and Super Trak Warehouse concepts. The costs associated with store closings are primarily unrecoverable lease obligations (rent, real estate taxes and common area charges, net of estimated sublease income) and the book value of leasehold improvements as of the actual store closing date.

As of January 31, 1998, the Company had a reserve of $12,838,000 for store closings. The reserve relates to 30 stores that have been closed stores. The activity in the closed store reserve during the last two years is as follows:

                                                      (dollars in thousands)
                                                         1998        1997
                                                      ----------  ----------
Reserves, beginning of year                            $  2,644    $  4,491
Net provision recorded/(charges)                         10,194      (1,847)
                                                       --------    --------
Reserves, end of year                                  $ 12,838    $  2,644
                                                       ========    ========

The increase in fiscal 1998 is primarily due to closing 15 stores in the Pittsburgh, Pennsylvania market as a result of the poor performance of the stores.

The total unrealizable lease obligation of Trak Auto at January 31, 1998 is $12,838,000 and the amount of such unrealizable lease obligation allocable to related party leases is approximately $834,000. The closed store reserve as of January 31, 1998 is expected to be utilized as follows:

                             (dollars in thousands)
                           Fiscal
                           Year               Total
                          ------            ---------
                           1999             $ 2,086
                           2000               1,434
                           2001               1,271
                           2002               1,107
                           2003                 969
                           2004-2005          5,971
                                            -------
                            Total           $12,838
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

Relationship with Dart

Dart provides the Company with certain general and administrative services. Dart also pays certain "common expenses" for the Company and its affiliates and allocates such expenses on a judgmental basis. Dart charged the Company approximately $1,873,000 for such services in the year ended January 31, 1998. In addition, the Company provides similar services to Dart and its other subsidiaries. The Company charged Dart and its other subsidiaries approximately $768,000 for such services in the year ended January 31, 1998. See Note 4 to the Consolidated Financial Statements and Item 2.- Properties.

Planned Merger of Dart

On April 9, 1998, Dart entered into an Agreement and Plan of Merger (the "Merger Agreement") with Richfood Holdings, Inc. (Richfood Holdings") and a subsidiary of Richfood Holdings ("Acquisition Subsidiary") pursuant to which Dart has agreed to become a wholly owned subsidiary of Richfood Holdings. Pursuant to the terms of the Merger Agreement, Richfood Holdings will (1) make a cash tender offer (the "Offer")for all of the issued and outstanding shares of common stock of Dart at a price of $160.00 per share and (2) take all steps necessary to cause Acquisition Subsidiary to merge with and into Dart (the "Merger") in a transaction in which Dart will become a wholly owned subsidiary of Richfood Holdings. As a result of the Merger, Richfood Holdings will indirectly own 67.1% of the outstanding Common Stock.

The Merger is subject to the tender in the offer of a majority of shares of common stock of Dart on a fully diluted basis and to other customary conditions, including the receipt of regulatory approvals and the absence of material adverse effects on the business or financial conditions of Dart and its subsidiaries, taken as a whole, with certain limited exceptions. There can be no assurance that the Offer or the Merger will be consummated.

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

Seasonality

The Company's business is somewhat seasonal in nature, with the highest sales occurring in the second and third fiscal quarters (May through October). Sales for the combined second and third quarters in fiscal years 1998 and 1997 were 55% and 52%, respectively, of total annual sales. The Company's business is also affected by weather conditions. Extremely hot or cold weather tends to enhance sales by causing a higher incidence of parts failure, thus increasing sales of seasonal products. Rain or snow, however, tends to reduce sales by causing deferral of elective maintenance.

Employees

On January 31, 1998, the Company employed approximately 1,400 full-time and 1,100 part-time persons engaged in retail, warehouse and administrative operations. Approximately 100 of these employees were located in the Ontario distribution center and as a result of the sale of California operations were no longer employed by the Company as of April 25, 1998. The Company considers its relationship with its employees to be good.

Executive Officers

The following table sets forth the names, ages and positions of the executive officers of Trak Auto. Executive officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders or until their successors are appointed.

    Name                       Age         Position
    ----                       ---         --------
    Richard B. Stone           69          Chairman of the Board and
                                             Chief Executive Officer
    R. Keith Green             47          President and Director
    David B. MacGlashan        54          Senior Vice President and
                                             Chief Financial Officer
    Robert E. Brann            46          Executive Vice President
    Robert H. Thomas           48          Senior Vice President, Operations

Richard B. Stone was elected Chairman of the Board and Chief Executive Officer in October 1997. Senator Stone serves as Chairman and Chief Executive Officer of Dart. He is also Chairman and Chief Executive Officer of each of Dart's other subsidiaries, including Crown Books Corporation ("Crown Books"), Total Beverage Corporation ("Total Beverage") and Shoppers Food Warehouse Corp. ("Shoppers"). Since December 1995, Senator Stone had been Voting Trustee of a trust that held all of the voting stock of Dart until February 1998 when Dart's

Class A shareholders were given voting power. From 1992 to 1994, Senator Stone was a Director of International Service System. He served as United States Ambassador to Denmark from 1992 to 1993, and he is currently a member of the Council of American Ambassadors. He was Chief Operating Officer of Capital Bank, N.A. from 1989 to 1991, and was Vice Chairman of the Board of Directors of Capital Bank, N.A. from 1985 to 1991. Senator Stone served as President Reagan's Special Envoy for Central American Affairs and Ambassador-at-Large from 1983 to 1984. He was a United States Senator from 1975 to 1981, representing the State of Florida.

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

Robert H. Thomas was appointed Senior Vice President of Operations in June 1997. Mr. Thomas has held various positions with Trak Auto's store operations. He joined Trak Auto in May 1984 as a District Manager.

There is no family relationship between any director and executive officer of Trak Auto.

Changes in Management of Dart

On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of disputes between the then Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. For a description of such disputes and their resolutions, see Item 3 - Legal Proceedings. On October 11, 1994, the Board of Directors of Trak Auto, Crown Books and Total Beverage each established an Executive Committee of their respective Boards of Directors comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert H. Haft and Ronald S. Haft concerning issues involving Dart were extensive. Accordingly, the Executive Committee assumed day-to-day involvement in these disputed issues and other matters affecting Dart, in particular matters relating to litigation to which Dart was then a party. The Executive Committee remains active in the day-to-day affairs of the Company. Its continuing role is dependent on future developments.

In October 1995, Dart and Ronald S. Haft entered into a settlement of certain litigation and other related transactions (collectively, the "RSH Settlement"). Among other things, the RSH Settlement transferred majority control of Dart's voting stock to one or more voting trustees under a Voting Trust Agreement (the "Voting Trust Agreement"), by and among Ronald S. Haft, Dart and Larry G. Schafran and Sidney B. Silverman, as initial Voting Trustees. On December 28, 1995, the initial Voting Trustees resigned and appointed Richard B. Stone as successor Voting Trustee.

On September 24, 1997, Richard B. Stone, in his capacity as Voting Trustee and Herbert H. Haft, in his capacity as the holder of the purported Proxy from Ronald S. Haft to vote 172,730 shares of Dart's Class B common stock, removed Larry G. Schafran from Dart's Board of Directors and appointed Richard B. Stone to Dart's Board of Directors. For a description of the Proxy, see Item 3 - Legal Proceedings - Herbert H. Haft Proxy Litigation. In addition, Richard B. Stone was named Chairman of the Executive Committee of Dart's Board of Directors, and Acting Chief Executive Officer of Dart and he replaced Larry G. Schafran as a director of Trak Auto, Crown Books, Shoppers and Total Beverage. Richard B. Stone also assumed the positions of Acting Chief Executive Officer of Trak Auto and Chairman of the Executive Committee of both Trak Auto and Crown Books.

On October 21, 1997, Howard M. Metzenbaum and Harry M. Linowes were elected to fill new positions on the Board of Directors of Dart, which was increased from five to seven members. On December 19, 1997, Richard B. Stone, in his capacity as Voting Trustee, and Herbert H. Haft, in his capacity as holder of the purported Proxy, executed a unanimous written consent in lieu of an annual meeting of stockholders pursuant to which (i) Dart's bylaws were amended to provide for a board of directors composed of four directors and (ii) Richard B. Stone, Howard M. Metzenbaum, Harry M. Linowes and Herbert H. Haft were elected directors of Dart. Accordingly, Ronald S. Haft is no longer a director of Dart. At the same time, Douglas M. Bregman and Bonita A. Wilson jointly stepped down as directors and Executive Committee members of Dart and its subsidiaries.

In February 1998, pursuant to the Settlements (as defined in Item 3 - Legal Proceedings), Herbert H. Haft among other things (i) resigned from all of his positions with Dart and its subsidiary corporations, (ii) relinquished his claim to voting control of Dart, and (iii) terminated his employment contract with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft were dismissed or resolved. For a description of the Settlements, see Item 3 - Legal Proceedings - Resolution of Haft Family and Related Litigation.

In February 1998, Richard B. Stone was appointed Chief Executive Officer of Dart and its subsidiaries instead of Acting Chief Executive Officer.

Item 2.  Properties

The Company subleases from Dart 210,000 square feet of a distribution center and office facility, located in Landover, Maryland, which it shares with Crown Books. The sublease is for 30 years and six months, provides for rental payments increasing approximately 15% every five years over the term of the sublease and commenced in 1985. The current annual rental is $1,647,000. The sublease also requires the additional payment of maintenance, utilities, insurance and real estate taxes allocable to the space subleased. Dart originally leased the entire 271,000 square foot distribution center and office facility from a private partnership in which Haft family members owned all of the partnership interests. As a result of the various settlements with members of the Haft family, a Dart subsidiary now owns the warehouse and office
facility.   The Company's sublease is on the same terms as Dart's lease was from the Haft family partnership.

Dart had a lease agreement with a Haft family-owned entity for vacant land near the Company's distribution center in Landover, Maryland. The lease was for the same period as the distribution center and office facility lease described above. The Company's current annual rental is $26,000 with increases of three percent per year. As a result of the various settlements with members of the Haft family, the same Dart subsidiary discussed above now owns this land and the Company no longer pays rent for the land.

The Company has an agreement with Dart to use space in a warehouse facility, adjacent to the above distribution center and office facility. Dart originally leased this property from a partnership in which Haft family members owned all of the partnership interests until the RSH Settlement. This warehouse is now owned by a Dart subsidiary. The rental is variable dependent on square footage used. In fiscal 1998 the rental was $177,000. The arrangement also requires the Company to pay a prorated share of utilities, real estate taxes and maintenance.

The Company leased a 176,000 square foot distribution center located in Bridgeview, Illinois from a private partnership in which Haft family members own all of the partnership interests. As a result of the various settlements with members of the Haft family, the Company's lease is now with a subsidiary of Dart. The lease is for thirty years and six months, provides for rental payments increasing approximately 15% every five years over the term of the lease and commenced in 1984. The current annual rental is $754,000. The lease also requires the Company to pay for maintenance, utilities, insurance and real estate taxes on the warehouse.


The Company leases a 317,000 square foot distribution center located in Ontario, California from a private partnership in which Haft family members own all of the partnership interests. The lease is for 20 years and provides for increasing rental payments, based upon the Consumer Price Index for the Los Angeles area, over the term of the lease. The lease commenced in 1989. The current annual rental is $1,516,000. The lease also requires the Company to pay for maintenance, utilities, insurance and real estate taxes on the distribution center.

As part of the RSH Settlement, Ronald S. Haft agreed to transfer the real estate and partnership interests controlled by him in the Ontario, California office and distribution center to Dart (or its subsidiaries). The transfer was subject to contingencies, including bankruptcy court approval, mortgagee approval and challenges brought by Herbert H. Haft concerning the extent of Ronald S. Haft's ownership interest in the property. As a result of the Settlements with Herbert
H. Haft and Ronald S. Haft the contingencies that still remain are agreements with mortgage and bankruptcy reorganization plans.

The Company leases all of its 181 retail stores. As of January 31, 1998, the total remaining minimum annual payments for the Company's retail stores (excluding closed stores) were $85,404,000 to the lease expiration dates and (including closed stores) were $98,032,000 to the lease expiration dates. The lease and license expiration dates (without regard to renewal options) range from 1998 to 2014.

Twenty-two of these store leases are with entities in which the Haft family has substantially all the beneficial interest, two are subleased from Crown Books and one is subleased from Shoppers Food (a total of 25 leases). These 22 leases provide for various termination dates that range from 1998 to 2024 and require payment of future minimum rentals aggregating $42,293,000 (including renewal options) at January 31, 1998. These lease agreements also require payment of a percentage of sales in excess of a stated minimum. Annual fees and rentals paid to Haft-owned entities for stores and office and warehouse space was $5,999,000 in the year ended January 31, 1998.

Item 3.  Legal Proceedings

Lawsuits Against Trak Auto

In January 1998 Trak Auto was named as a defendant in two class action lawsuits (Richard Amezcua, Augustin Dominquez, and other members of the general public similarly situated v. Trak Auto Corporation, Superior Court of California. Action No. BC183900) and (D'Artanyon Tett, Linda Wendt and individuals on behalf of themselves and all others similarly situated v. Trak Auto Corporation., Superior Court of the State of California. Action No. BC 186931) involving former California employees of the Company alleging improper wage and hour practices. The suit claims that former salaried employees should have been paid overtime. Management and outside legal counsel are in the process of evaluating these claims. The Company is unable to express an opinion as to the merit, if any, or potential liability, if any, of these lawsuits as of the filing date of this report.

Resolution of Haft Family and Related Litigation

The litigation discussed below involving Dart Group Corporation ("Dart"), its affiliates, including Trak Auto and members of the Haft family settled prior to January 31, 1998. On February 5, 1998, Dart closed the settlement agreement with Herbert H. Haft (the "HHH Settlement") and a Second Supplemental Settlement Agreement with Ronald S. Haft ("Second Supplemental Agreement").
The RSH Settlement, the First Supplemental Agreement, the Second Supplemental Agreement, the RGL Settlement and the HHH Settlement are collectively referred to herein as the "Settlements". The RSH Settlement, the First Supplemental Agreement, the Second Supplemental Agreement and the RGL Settlement are
described below.   As part of the closing of the HHH Settlement, Herbert H.
Haft (i) sold to Dart all of his shares of, and options to purchase, Dart Class A Common Stock, and sold his capital stock of Dart's subsidiaries Trak Auto and Crown Books Corporation ("Crown Books"),(ii) resigned from all of his positions with Dart and its subsidiary corporations, (iii) relinquished his claim to voting control of Dart, and (iv) terminated his employment agreement with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert
H. Haft were resolved. As consideration for the HHH Settlement, Dart paid Herbert H. Haft approximately $28 million at the closing. In connection with the closing of the Settlements, Dart also made a $10 million loan to a partnership owned by Ronald S. Haft, the proceeds of which were used to repay a $10 million note to Herbert H. Haft. As a result of the consummation of the Settlements all litigation between Dart and members of the Haft family has been settled and dismissed, and the Company is no longer subject to the Standstill Order previously imposed by the Delaware Court of Chancery.

In October, 1995, Dart entered into a settlement agreement with Ronald S. Haft, to settle certain litigation to which Dart was a party ("RSH Settlement"). Pursuant to the RSH Settlement, Ronald S. Haft transferred 172,730 shares of Dart's Class B Common Stock, par value $1.00 (Dart's sole voting stock prior to February, 1998 when Dart discontinued its dual class common stock structure, "Class B Common Stock"), in exchange for 288,312 shares of Dart's Class A Common Stock, par value $1.00 (Dart's non-voting, publicly traded class of stock prior to February 1998, "Class A Common Stock"). Ronald S. Haft also exercised an option to purchase 197,048 shares of Class B Common Stock, and paid the exercise price by paying cash and issuing a promissory note to Dart for approximately $27.4 million. Dart also loaned Ronald S. Haft approximately $37.9 million and he issued a $37.7 million promissory note to Dart. Then, Ronald S. Haft placed the 288,312 shares of Class A Common Stock and the Class B Common Stock which he owned or in which he had an interest, into a voting trust. Dart also (i) transferred approximately $11.6 million to Ronald S. Haft in exchange for an additional promissory note (which was repaid in May 1996), and (ii) entered into a variety of agreements with Ronald S. Haft regarding the sale of certain properties owned by Dart or affiliates of Dart at that time. As a part of the RSH Settlement, Ronald S. Haft resigned all positions he had with Dart and its subsidiaries and consented to the termination of all of his outstanding options with Dart and its affiliates.

On November 19, 1997, the real estate related transactions contemplated in the First Supplemental Agreement to the RSH Settlement were closed and include: completion of bankruptcy plans of reorganization for partnerships owing Dart and the Company's headquarters in Landover, Maryland and a distribution center leased to the Company in Bridgeview, Illinois; payment by Dart of $7.0 million to reduce outstanding mortgage loans on these properties, which thereafter are wholly-owned by Dart and/or its affiliates; and Ronald S. Haft paid $2.2 million to Dart from escrowed funds previously earmarked for him.

Trak Auto advanced approximately $3.3 million to a wholly-owned subsidiary of Dart for the Bridgeview distribution center. The $3.3 million advance is in the form of a promissory note and is expected to be repaid in May 1998.

The Second Supplemental Agreement to the RSH Settlement closed in February 1998 and Dart required that the shares held in the Voting Trust for the benefit of Ronald S. Haft to be transferred to Dart. Dart's Class A Common Stock and Class B Common Stock from the Voting Trust was then placed in treasury and on February 17, 1998, the distinctions between Dart's Class A Common Stock and Class B Common Stock were eliminated.

On September 26, 1997, Dart closed an agreement to settle certain litigation and enter other related transactions (the "RGL Settlement") with Robert M. Haft, Gloria G. Haft and Linda G. Haft (collectively "RGL").

In addition to mutual dismissal of claims against or by RGL (including control of Dart), Trak Auto's portion of the RGL Settlement was $205,000 for repurchase of certain Trak Auto stock options. Dart also acquired all of Robert M. Haft and Linda G. Haft's interest in partnership owning Dart and Trak Auto's headquarters building in Landover, Maryland and a distribution center leased by Trak Auto in Bridgeview, Illinois for $4.4 million.

Derivative Litigation

In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI"), Combined Properties Limited Partnership and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants Dart, Trak Auto, Crown Books, Shoppers Food Warehouse Corp. ("Shoppers"), a wholly-owned subsidiary of Dart, and other affiliated companies. The complaint, as amended on January 12, 1995, alleged waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the CPI defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, the employment agreement entered into by Ronald S. Haft and Dart on August 1, 1993 (the "RSH Employment Agreement"), the sale of 172,730 shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft, and the compensation paid to the Executive Committee. Plaintiffs sought an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald
S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

In January 1994, a Special Litigation Committee consisting of two outside, independent directors of Dart, Crown Books and Trak Auto was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in the derivative lawsuit. (After the death of one member in December 1994, the Special Litigation Committee has consisted of one director.) In September 1994, the Special Litigation Committee moved for dismissal of certain claims in the derivative lawsuit and for realignment of the parties to permit Dart to prosecute other claims in the derivative lawsuit. Thereafter, the Special Litigation Committee amended its motion and advised the court that it had instituted certain lawsuits concerning Dart related party real estate transactions, and was considering asserting additional claims, certain of which were subsequently asserted. See the Lawsuit Against Herbert
H. Haft Concerning Haft-Owned Real Estate, described below. The Court did not act upon the amended motion.

As a result of the Settlements, the derivative litigation has been dismissed with prejudice and Dart paid approximately $3.5 million in attorney's fees to derivative plaintiffs' counsel (approximately $0.5 million of such fees remain payable by Dart in December 1998).

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

On July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft and, nominally, Dart in the Delaware Court of Chancery for New Castle County for Herbert H. Haft's alleged breach of contract and breach of fiduciary duties to Ronald S. Haft and to Dart in connection with the Proxy (Ronald S. Haft v. Herbert H. Haft, et al., Civ. A. No. 14425). In this action, Ronald S. Haft sought a declaration that the Proxy was revocable or would be revocable under certain conditions, as well as costs and attorneys' fees. Ronald S. Haft also requested that the court require Dart to refuse to recognize the validity of the Proxy. On August 9, 1995, Herbert H. Haft filed an Answer and Counterclaim denying liability and requesting rescission of the Stock Sale Agreement because of Ronald S. Haft's alleged breach of contract and other grounds. On September

25, 1995, Dart filed its answer in this action. Both Ronald S. Haft and Herbert H. Haft moved for summary judgment in this lawsuit. On November 14, 1995, the court denied Ronald S. Haft's motion for summary judgment; Herbert
H. Haft's motion for summary judgment was not acted upon.

In October 1995, Dart and Ronald S. Haft entered into a settlement of certain litigation and other related transactions (collectively the "RSH Settlement"). As part of the RSH Settlement Dart purchased from Ronald S. Haft the 172,730 shares of Class B Common Stock that were subject to the Proxy and placed the shares in treasury.

As a result of the Settlements, this litigation has been dismissed with prejudice.

Challenge to RSH Settlement by Herbert H. Haft

On November 6, 1995, Herbert H. Haft filed a lawsuit captioned Herbert H. Haft
v. Dart Group Corporation, et al., Del. Ch., Civ. A. No. 14685, in the Delaware Court of Chancery for New Castle County naming as defendants Dart, all of its directors (except Herbert H. Haft), Robert M. Haft, Gloria G. Haft and Linda G. Haft (collectively, "RGL") , John L. Mason, Ellen V. Sigal and Michael Ryan. Herbert H. Haft sought a judgment (i) declaring the RSH Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Class B Common Stock belong to him were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power; (iv) declaring that the Trust Shares may not be lawfully voted; and (v) declaring that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart.

On December 5, 1996, Herbert H. Haft filed a motion for partial summary judgment in which he asserted two arguments based upon Section 160(c) of the Delaware General Corporation Law. Section 160(c) provides that the shares of capital stock "belonging to" a corporation are not entitled to vote. Herbert
H. Haft maintained that (i) notwithstanding Section 160(c), the 172,730 Class B shares that Dart purchased in the RSH Settlement on October 6, 1995 do not "belong to" Dart and are still subject to the Proxy, and (ii) Section 160(c) does not permit the Trust Shares to be voted because those shares "belong to" Dart, not Ronald S. Haft. Dart opposed this motion for partial summary judgment and, on March 14, 1997, the Delaware Court of Chancery denied Herbert
H. Haft's motion in its entirety.

As a result of the Settlements, all claims in this litigation against or on behalf of Dart have been dismissed with prejudice.

Standstill Order

In connection with the legal challenges to the RSH Settlement raised by RGL, and by Herbert H. Haft, on December 6, 1995, the Delaware Court of Chancery entered the Standstill Order, which restricted certain actions by Dart.
Without further order of the court, Dart could not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors or any of its subsidiaries; (iii) change the Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and the other parties to the Section 225 Action not less than seven days written notice, Dart could not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries,
(b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the Standstill Order, the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3 million.

As a result of the Delaware Court of Chancery approval of the Settlements in November 1997, Dart is no longer subject to the Standstill Order.

Lawsuit Against Herbert H. Haft Concerning Haft-Owned Real Estate

On December 17, 1996, Dart, Crown Books and Trak Auto filed a lawsuit captioned Dart Group Corporation, et al. v. Herbert H. Haft, Civ. A. No. 96-26474, in the Circuit Court for Prince George's County, Maryland, seeking damages from Herbert H. Haft for breach of fiduciary duty, fraud and waste arising from a series of lease transactions between Dart and certain partnerships owned beneficially by members of the Haft family. The complaint alleged that Herbert
H. Haft exploited the dominance and control he enjoyed as an officer, director and controlling stockholder of Dart to enrich himself and other members of the Haft family unlawfully and unfairly at the expense of the public stockholders of Dart, Crown Books and Trak Auto. In particular, the complaint charged that Herbert H. Haft (i) caused Trak Auto to surrender favorable retail store leases and subleases in Haft-owned shopping centers in exchange for new leases less favorable to Trak Auto; (ii) required Crown Books to relinquish its favorable lease in the McLean Chain Bridge Road Shopping Center and to enter into a new lease with a Haft family partnership for a new location in the same shopping center at a rent rate equal to 450 percent of the prior lease; (iii) caused Dart, Crown Brooks and Trak Auto to enter into exorbitant long-term leases for warehouse and distribution facilities that were purchased and developed by Haft family partnerships for the purpose of leasing those facilities to these companies as captive tenants; (iv) induced Dart and Trak Auto to lease retroactively from a Haft family partnership a 2.66 acre wooded lot for which the companies had no use; and (v) caused Trak Auto to purchase certain used warehouse equipment from a Haft family partnership for more than 700 percent of the price contemplated by the original equipment lease.

As a result of the Settlements, this litigation was dismissed with prejudice.

Lawsuit Against Herbert H. Haft in Washington, D.C.

On December 17, 1996, Dart, Crown Books and Trak Auto also filed a lawsuit captioned Dart Group Corporation, et al. v. Herbert H. Haft, Civ. A. No. 96-CV-2788 (D.D.C.) in the U.S. District Court for the District of Columbia naming Herbert H. Haft as defendant. In this action, Dart, Crown Books and Trak Auto have advanced claims for breach of fiduciary duty, civil conspiracy and tortious interference with contracts. The companies alleged that Herbert
H. Haft wrongfully imposed Robert M. Haft's excessively generous employment contracts upon Dart and Crown Books, later breached those contracts for personal reasons and then, due in large part to a personal conflict of interest, mishandled the defense to Robert M. Haft's wrongful termination lawsuit. Dart, Crown Books and Trak Auto seek to recover the approximately $38 million paid to Robert M. Haft in satisfaction of the judgment in his wrongful termination suit, approximately $5 million in attorneys' fees incurred by the companies in defense of that litigation, and punitive damages.

As a result of the Settlements, this litigation has been dismissed with prejudice.

Other

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material adverse effect, if established, upon the consolidated financial condition and results of operations of the Company.

The Company recorded legal expenses of approximately $961,000, $1,685,000 and $780,000 during the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

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

              Quarter Ended          High         Low
              -------------          ----         ---
              May 4, 1996            20 1/2       14 3/4
              August 3, 1996         17 3/4       16
              November 2, 1996       17 3/4       16 1/4
              February 1, 1997       17 1/4       14

              May 3, 1997            14 3/8       10 5/8
              August 2, 1997         13           10 1/2
              November 1, 1997       16 3/4        9
              January 31, 1998       13 1/8       10 3/4

There were approximately 120 record holders of the Common Stock as of April 30, 1998.

The Company has not paid dividends during the past two fiscal years and does not expect to pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

INCOME STATEMENT DATA:    (in thousands, except per share and sales % data)

                                               Fiscal Year
                               --------------------------------------------
                                 1998     1997     1996     1995     1994
                               -------- -------- -------- -------- --------
Sales                          $319,440 $345,984 $342,242 $348,599 $334,798
Interest and other income         2,181    1,586    2,358    1,887    1,562
Cost of sales, store occupancy
  and warehousing               246,632  262,472  253,582  256,210  255,669
Selling and Administrative       68,862   72,050   69,208   67,680   71,781
Provision for loss on sale
  of California operations        8,193      -        -        -        -
Depreciation and Amortization     8,481    7,495    6,292    6,004    6,756
Interest expense                  3,753    3,705    3,638    3,849    3,561
Closed store provision           13,929      402      418    1,580     (943)
Income (loss) before
  income taxes                  (28,229)   1,446   11,462   15,163     (464)
Net income (loss)               (17,673)   1,084    7,290   10,265       81

Per share data:
  Basic income (loss) per
  share                        $  (2.99) $   .18 $   1.24 $   1.69 $    .01
  Diluted income (loss) per
  share                           (2.99)     .18     1.23     1.67      .01

Weighted average common
  share and common share
  equivalents outstanding
  Basic                           5,909    5,900    5,867    6,078    6,046
  Diluted                         5,909    5,942    5,928    6,139    6,107
Percentage increase
  (decrease) in sales
  Total stores                     (7.7)%    1.1%    (1.8)%    4.1%     6.0%
  Comparative stores               (8.7)%   (1.7)%   (2.7)%    2.1%     1.3%


BALANCE SHEET DATA:                      (dollars in thousands)
                                          at end of Fiscal Year
                               --------------------------------------------
                                 1998     1997     1996     1995     1994
                               -------- -------- -------- -------- --------
Current assets                 $114,156 $136,813 $133,993 $137,306 $129,805
Current liabilities              70,167   80,298   75,348   75,293   75,737
Working capital                  43,989   56,515   58,645   62,013   54,068
Total assets                    173,506  192,220  187,595  187,649  179,149
Long-term obligation             37,597   28,509   30,064   31,797   33,737
Stockholders' equity             65,742   83,413   82,183   80,559   69,675

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Control of Dart

Dart owns 67.1% of the outstanding common stock of Trak Auto. Prior to the Settlements Dart's voting stock, the Class B Common Stock, was beneficially owned by Haft family members.

On April 9, 1998, Dart entered into an Agreement and Plan of Merger (the "Merger Agreement") with Richfood Holdings, Inc. (Richfood Holdings") and a subsidiary of Richfood Holdings ("Acquisition Subsidiary") pursuant to which Dart has agreed to become a wholly owned subsidiary of Richfood Holdings. Pursuant to the terms of the Merger Agreement, Richfood Holdings will (1) make a cash tender offer (the "Offer") for all of the issued and outstanding shares of common stock of Dart at a price of $160.00 per share and (2) take all steps necessary to cause Acquisition Subsidiary to merge with and into Dart (the "Merger") in a transaction in which Dart will become a wholly owned subsidiary of Richfood Holdings. As a result of the Merger, Richfood Holdings will indirectly own 67.1% of the outstanding Common Stock.

The Merger is subject to the tender in the offer of a majority of shares of common stock of Dart on a fully diluted basis and to other customary conditions, including the receipt of regulatory approvals and the absence of material adverse effects on the business or financial conditions of Dart and its subsidiaries, taken as a whole with certain limited exceptions. There can be no assurance that either the Offer or the Merger will be consummated.

Outlook

Except for historical information, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Actual results may differ materially due to a variety of factors, including without limitation the consummation of the Merger (as defined below), the ability of the Company to open new stores and close other stores, the sufficiency of recorded reserves for store closings, the availability of capital to fund operations, the effect of national and regional economic conditions and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

The Company believes that its superstore concept represents the strongest segment of its business and anticipates that all of its new stores will be opened within this concept as Super Trak stores in existing and possibly new markets. In the past, these superstores have generated higher sales at locations converted from Classic Trak stores as well as higher gross margins as a result of a change in product mix (increased hard parts). The Company believes that as superstores mature, operating expenses as a percentage of sales will decrease.

The Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores. The Company may from time to time close, relocate or sell stores (or groups of stores) that are not satisfying

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

certain performance objectives. As a result of this ongoing review, on October 6, 1997, the Company sold its California operations. While the California operations represented approximately thirty percent (30%) of annual revenues the operating results have historically been weak and declining because of the highly competitive Los Angeles market. The Company sold all inventory, store fixtures and assigned store leases, but has retained the lease obligation on the distribution center in Ontario, California. The transaction closed on December 8, 1997. The Company recorded a pre-tax loss related to this transaction of $8.2 million (net of reduction in LIFO reserve of $2.3 million). In addition, on January 31, 1998 the Company closed 15 stores in Pittsburgh, Pennsylvania as a result of continued poor performance.

The automotive aftermarket is a highly competitive market place. As a result, the industry is consolidating with independent operators and small chains either going out of business or being acquired by larger competitors. Additionally, the do-it-yourself customer base is shrinking due to the increased complexity of automobiles, increased incidences of leasing, and the availability of well maintained leased vehicles entering the used car market. Management believes that the markets in which it operates will remain highly competitive in the foreseeable future and, as a result, that the Company will be challenged to improve operating results.

Liquidity and Capital Resources

Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, increased by $6,164,000 to $17,887,000 at January 31, 1998 from $11,723,000 at February 1, 1997. The increase was primarily the result of proceeds from the sale of California operations, partially offset by loans to Dart for the Settlements (discussed below).

Operating activities used $7,702,000 of the Company's funds for the 52 weeks ended January 31, 1998 ("fiscal 1998") compared to providing $1,027,000 for the 52 weeks ended February 1, 1997 ("fiscal 1997"). The change was primarily due to payments for California liabilities.

Investing activities provided $14,077,000 to the Company in fiscal 1998 compared to $5,000,000 in fiscal 1997. The increase was due to the proceeds from the sale of California assets and was partially offset by loans to Dart for the Settlements (discussed below).

Financing activities used $211,000 of the Company's funds in fiscal 1998 for payments for capital lease obligations.

In December 1996, the Company entered into a revolving credit facility with a finance company to borrow up to $25.0 million. The credit facility has an original term of three years. Borrowings are limited to eligible inventory levels and are secured by the Company's inventory, accounts receivable and proceeds from the sale of those assets. The credit facility contains certain restrictive covenants and an interest rate that fluctuates with the Company's ratio of funded debt to equity. The covenants include a limitation of $25.0 million on amounts paid (including a $20.0 million limitation on amounts

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

guaranteed) to settle disputes with Haft family members. The Company did not borrow under the credit facility during the year ended January 31, 1998.

The Company funds its requirements for working capital and capital expenditures with net cash generated from operations, existing cash resources, expected income tax refunds and, if necessary, borrowings under the Company's new revolving credit facility. The Company's primary capital requirements relate to remodelings and new store openings (including purchases of inventory and the costs of store fixtures and leasehold improvements). As of January 31, 1998, the Company had entered into lease agreements to open two new stores.

Funding of Settlements

Dart and certain of its subsidiaries (including Trak Auto) closed an agreement to settle certain litigation and enter other related transactions with RGL. Trak Auto contributed approximately $205,000 for this settlement in addition to its dismissal of claims against RGL. In exchange for a $3.3 million demand note from a wholly-owned subsidiary of Dart, Trak Auto funded payments of approximately $1.3 million to Robert M. Haft and Linda G. Haft to acquire their interests in a partnership that owns a distribution center leased by Trak Auto in Bridgeview, Illinois and $2.0 million to the wholly-owned Dart subsidiary to reduce the principal mortgage balance on that property. Dart expects to repay the demand note in May 1998.

Dart and certain of its subsidiaries (including Trak Auto) closed an agreement to settle certain related transactions with Herbert H. Haft and Ronald S. Haft. As consideration for the settlements with Herbert H. Haft and Ronald S. Haft, Dart paid Herbert H. Haft approximately $28 million upon closing. Dart also made a $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft, which loan is personally guaranteed by Ronald S. Haft and is secured by the partnership's interest in three shopping centers located in suburban Washington, D.C. and by a one-half indirect interest in an office building in Lanham, Maryland leased by a wholly-owned Dart subsidiary Shoppers Food Warehouse Corp. ("Shoppers"). Dart paid substantially all of these amounts with loans from Trak Auto ($15 million) and Shoppers ($25 million). In addition, certain derivative litigation was dismissed with prejudice and Dart paid approximately $3.5 million in attorney's fees to derivative plaintiff's counsel. Trak Auto paid its portion of the Settlements of approximately $1.4 million prior to January 31, 1998.

At January 31, 1998

Working capital decreased $12,526,000 to $43,989,000 during the 52 weeks ended January 31, 1998. The decrease was primarily due to the $15.0 million loan to Dart and was partially offset by cash received from the sale of the California operations.

At February 1, 1997

Working capital decreased $2,130,000 to $56,515,000 in fiscal 1997 primarily due to capital expenditures for new or converted Super Trak and Super Trak Warehouse stores.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)


Results of Operations

Year Ended January 31, 1998 Compared to the Year Ended February 3, 1997

During fiscal 1998, Trak Auto opened nine Super Trak stores and one Super Trak Warehouse store. Including the Pittsburgh, Pennsylvania store closings, Trak Auto closed or converted 16 Classic Trak stores, closed or converted 12 Super Trak stores and closed or converted five Super Trak warehouse stores. As a result of the sale of its California operations, the Company reduced the number of Classic Trak stores by 36, Super Trak stores by 32 and Super Trak Warehouses by 14. At January 31, 1998, Trak Auto had 181 stores, including 87 Super Trak stores and 26 Super Trak Warehouse stores.

Sales of $319,440,000 for fiscal 1998(52 weeks) decreased by $26,544,000 or 7.7% compared to fiscal 1997 (52 weeks). The decrease was primarily due to the mild winter conditions in the Midwest and East coast markets during the first quarter as well as the sale of the operations and weak performance of the stores in the highly competitive Los Angeles market. Comparable sales (stores open more than one year) decreased 8.7% in fiscal 1998 compared to fiscal 1997. Sales for comparable Super Trak Warehouse stores decreased 6.2% in fiscal 1998. Sales for comparable Super Trak stores decreased 9.9% in fiscal 1998. Sales for comparable Classic Trak stores decreased 8.3% in fiscal 1998. Sales for Super Trak and Super Trak Warehouse stores represented 69.8% of total sales during fiscal 1998 compared to 64.6% for fiscal 1997.

Interest and other income increased by $595,000 in fiscal 1998 when compared to fiscal 1997. The increase was primarily due to increase income from recoveries from audits of prior years vendor allowances and increased interest income.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 77.2% in fiscal 1998 compared to 75.9% in fiscal 1997. The increases were primarily due to higher store occupancy costs for larger stores with newer leases, and increased distribution costs due to broader geographical delivery areas and increased SKU's supplied to Super Trak Warehouse stores.

Selling and administrative expenses as a percentage of sales were 21.6% in fiscal 1998 compared to 20.8% in fiscal 1997. The increase was primarily due to increased payroll costs, as a percentage of sales (actual payroll dollars in fiscal 1998 were less than fiscal 1997) and to the HHH Settlement (see Note 8 to the Consolidated Financial Statements).

The provision for loss on sale of California operations of $8,193,000 is an estimate of the loss associated with the sale of the Company's California assets (see Note 5 to the Consolidated Financial Statements).

Depreciation and amortization expenses increased $986,000 in fiscal 1998 compared to fiscal 1997. The increase was due to the write-off of favorable lease rights in conjunction with closing the Pittsburgh stores and was partially offset by a reduction in depreciation as a result of fixed assets becoming fully depreciated and fixed assets sold or taken out of service.

Interest expense increased $48,000 in fiscal 1998 compared to fiscal 1997.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)


The Company recorded a closed store provision of $13.9 million in fiscal 1998 primarily for the stores closed in the Pittsburgh market.

The net loss of $17,673,000 in fiscal 1998 compared to net income of $1,084,000 in fiscal 1997 was a result of the foregoing factors, primarily the closed store reserve and loss from the sale of the California operations.

The effective income tax rate was 37.4% in fiscal 1998 compared to 25.0% in fiscal 1997. The increase was primarily the result of a net operating loss generated and fully utilized while a permanent tax difference remained relatively unchanged.

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

Selling and administrative expenses as a percentage of sales were 20.8% in fiscal 1997 compared to 20.2% in fiscal 1996. The increase was primarily due to increased payroll costs.

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

The Company recorded closed store reserves of $418,000 and $1,580,000 in fiscal 1996 and 1995, respectively. These reserves are for future lease obligations and net book value of leasehold improvements for under performing stores.

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

Year 2000 Compliance

Trak Auto is currently in the process of conducting a review of the impact of Year 2000 on its information systems, as well as reviewing its impact on relationships with key customers and vendors. Based on the results to date of this review, much of the Company's store hardware, and software used to run the hardware and provide information will have to be replaced in order to be Year 2000 compliant. Additionally, the Company's warehouse distribution and merchandising system is not Year 2000 compliant and could potentially begin to affect operations as early as the coming fiscal year. The Company is considering a plan to ensure minimal disruption to the Company, however, there can be no guarantee that the plan will be adopted in its current form or that there will be sufficient time to implement the plan by the Year 2000. The aggregate costs associated with the plan are currently estimated at $5.7 million for the store related hardware and software plus unidentified internal and contracted labor costs to modify and enhance store, warehouse distribution and merchandising systems.

Effects of Inflation

Inflation in the past several years has not had a significant impact on the Company's business. The Company believes it will be able to recover future cost increases due to inflation by increasing selling prices.

Item 8.  Financial Statements and Supplementary Data

Financial Statements
--------------------
                                                                  Page
                                                                  ----
         Report of Independent Public Accountants                  30

         Consolidated Balance Sheets                               31-32

         Consolidated Statements of Operations                     33

         Consolidated Statements of Stockholders' Equity           34

         Consolidated Statements of Cash Flows                     35-36

         Notes to Consolidated Financial Statements                37-59

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO TRAK AUTO CORPORATION:

We have audited the accompanying consolidated balance sheets of Trak Auto Corporation (a Delaware corporation and a majority-owned subsidiary of Dart Group Corporation) and subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trak Auto Corporation and subsidiaries as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in fiscal 1997 the Company changed its method of accounting for cash equivalents and in fiscal 1998 changed its method of accounting for purchased computer software costs.





                              ARTHUR ANDERSEN LLP



Washington, D.C.
April 28, 1998

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                  January 31,  February 1,
                                                     1998         1997
                                                 ------------ ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable, trade                        $  41,325    $  47,690
   Income taxes payable                                 -          1,581
   Accrued expenses-
     Salaries and benefits                           11,177       11,440
     Taxes other than income                          5,518        5,569
     Other                                           11,688       13,791
   Current portion of obligations under
     capital leases                                     282          209
   Due to affiliate                                     177           18
                                                  ---------    ---------
       Total Current Liabilities                     70,167       80,298
                                                  ---------    ---------

 Obligations under Capital Leases                    26,846       26,912
                                                  ---------    ---------
 Reserve for Store Closings                          10,751        1,597
                                                  ---------    ---------
       Total Liabilities                            107,764      108,807
                                                  ---------    ---------

 Commitments and Contingencies

 Stockholders' Equity
   Common stock, par value $.01 per share;
     15,000,000 shares authorized; 6,437,869
     and 6,437,469 shares issued, respectively           64           64
   Paid-in capital                                   46,481       46,476
   Unrealized investment gains                            7            3
   Retained earnings                                 27,917       45,590
   Treasury stock, 528,690 and 528,190 shares,
     respectively, of common stock at cost           (8,727)      (8,720)
                                                  ---------    ---------
       Total Stockholders' Equity                    65,742       83,413
                                                  ---------    ---------

 Total Liabilities and Stockholders'
   Equity                                         $ 173,506    $ 192,220
                                                  =========    =========



                See notes to consolidated financial statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                    Years Ended
                                         ----------------------------------
                                         January 31, February 1, February 3,
                                            1998        1997        1996
                                         ----------  ----------  ----------
                                         (52 weeks)  (52 weeks)  (53 weeks)
 Sales                                    $319,440    $345,984    $342,242
 Interest and other income                   2,181       1,586       2,358
                                          --------    --------    --------
                                           321,621     347,570     344,600
                                          --------    --------    --------
 Cost of sales, store occupancy
   and warehousing                         246,632     262,472     253,582
 Selling and administrative                 68,862      72,050      69,208
 Provision for loss on sale of
   California operations                     8,193         -           -
 Depreciation and amortization               8,481       7,495       6,292
 Interest expense                            3,753       3,705       3,638
 Closed store provision                     13,929         402         418
                                          --------    --------    --------
                                           349,850     346,124     333,138
                                          --------    --------    --------

 Income (loss) before income taxes         (28,229)      1,446      11,462
 Income tax (benefit)                      (10,556)        362       4,172
                                          --------   ---------    --------
 Net income (loss)                        $(17,673)   $  1,084    $  7,290
                                          ========    ========    ========

 Per share data:
   Basic earnings (loss) per share        $ (2.99)    $    .18    $   1.24
   Diluted earnings (loss) per share        (2.99)         .18        1.23

 Weighted average common share and
   common share equivalents outstanding
   Basic                                    5,909        5,900       5,867
   Diluted                                  5,909        5,942       5,928

                See notes to consolidated financial statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                             STOCKHOLDERS' EQUITY
                      (dollars and shares in thousands)

                                                    Years Ended
                                         ----------------------------------
                                         January 31, February 1, February 3,
                                            1998        1997        1996
                                         ----------  ----------  ----------
                                         (52 weeks)  (52 weeks)  (53 weeks)
 Common Stock:
   Balance, beginning of period           $     64    $     64    $     63
   Stock options exercised                    -           -              1
                                          --------    --------    --------
   Balance, end of period                 $     64    $     64    $     64
                                          ========    ========    ========

 Paid-in Capital:
   Balance, beginning of period           $ 46,476    $ 46,236    $ 45,206
   Stock options exercised                       5         240       1,030
                                          --------    --------    --------
   Balance, end of period                 $ 46,481    $ 46,476    $ 46,236
                                          ========    ========    ========

 Unrealized Investment Gains (Losses)     $      7    $      3    $     97
                                          ========    ========    ========

 Retained Earnings:
   Balance, beginning of period           $ 45,590    $ 44,506    $ 37,216
   Net income (loss)                       (17,673)      1,084       7,290
                                          --------    --------    --------
   Balance, end of period                 $ 27,917    $ 45,590    $ 44,506
                                          ========    ========    ========

Treasury Stock:
   Balance, beginning of period           $ (8,720)   $ (8,720)   $ (1,816)
   Common Stock repurchased                     (7)       ,-        (6,904)
                                          --------    --------    --------
   Balance, end of period                 $ (8,727)   $ (8,720)   $ (8,720)
                                          ========    ========    ========

 Common Stock Outstanding:
   Balance, beginning of period              5,909       5,888       6,114
   Stock Options Exercised                       1          21          84
   Common Stock repurchased                    -           -          (310)
                                          --------    --------    --------
   Balance, end of period                    5,910       5,909       5,888
                                          ========    ========    ========


                See notes to consolidated financial statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                    Years Ended
                                         ----------------------------------
                                         January 31, February 1, February 3,
                                            1998        1997        1996
                                         ----------  ----------  ----------
                                         (52 weeks)  (52 weeks)   (53 weeks)
 Cash Flows from Operating Activities:
   Net income (loss)                      $(17,673)   $  1,084    $  7,290
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation and amortization           8,481       7,495       6,292
     Provision for loss on sale of
       California operations                 8,193         -           -
     Interest in excess of capital lease
       payments                                216
     Provision for store closings           13,929         402         418
     Deferred income taxes                  (5,315)       (525)      1,227
   Changes in assets and liabilities:
     Accounts receivable                    (1,812)     (2,132)        738
     Merchandise inventories                 7,338      (6,722)     (6,871)
     Prepaid income taxes                   (3,670)        -           -
     Other current assets                     (111)     (2,049)         36
     Other assets                              309         285          42
     Accounts payable, trade                (6,365)      1,259      (4,088)
     Accrued expenses                       (7,613)      3,345       4,953
     Due to affiliate                          159         (53)       (137)
     Income taxes payable                   (1,581)        883         305
     Reserve for closed stores              (2,187)     (2,245)     (2,607)
                                          --------    --------    --------
       Net cash provided by (used in)
         operating activities             $ (7,702)   $  1,027    $  7,598
                                          --------    --------    --------

 Cash Flows from Investing Activities:
   Capital expenditures                   $ (2,288)   $ (8,638)   $ (7,835)
   Proceeds from sale of California
     assets                                 32,828         -           -
   Purchase of Pittsburgh store assets         -           -        (5,767)
   Purchases of United States Treasury
     Bills                                     -           -       (19,550)
   Dispositions of United States
     Treasury Bills                            -         4,299       8,180
   Maturities of United States
     Treasury Bills                             50       3,345       3,368
   Purchases of United States Treasury
     Notes                                     -           -          (499)
   Maturities of United States Treasury
     Notes                                   1,150         -           -
   Dispositions of United States
     Treasury Notes                            -           -           500
   Dispositions of marketable
     debt securities                           -         4,370       1,092

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (dollars in thousands)

                                                    Years Ended
                                         ----------------------------------
                                         January 31, February 1, February 3,
                                            1998        1997        1996
                                         ----------  ----------  ----------
                                         (52 weeks)  (52 weeks)  (53 weeks)

 Cash Flows from Investing Activities (Continued):
  Notes Receivable from Dart Group        (18,215)        -           -
  Maturities of marketable
    debt securities                           552       1,624         470
                                         --------   ---------   ---------
      Net cash provided by (used in)
        investing activities             $ 14,077   $   5,000   $ (20,041)
                                         --------   ---------   ---------

 Cash Flows from Financing Activities:
   Principal payments under capital
     lease obligations                   $   (209)  $    (101)   $   (261)
   Purchase of treasury shares                 (7)        -        (6,904)
   Proceeds from exercises of stock
     options                                    5         240       1,031
                                         --------    --------    --------
       Net cash provided by (used in)
         financing activities            $   (211)   $    139    $ (6,134)
                                         --------    --------    --------

 Net Increase (Decrease) in Cash
   and Equivalents                       $  6,164    $  6,166    $(18,577)
 Cash and Equivalents at Beginning
   of Year (Note 1)                        11,723       5,557      24,134
                                         --------    --------    --------
 Cash and Equivalents at End
   of Year (Note 1)                      $ 17,887    $ 11,723    $  5,557
                                         ========    ========    ========


 Supplemental Disclosures of Cash
   Flow Information:
 Cash paid during the year for:
   Interest                              $  3,753    $  3,705    $  3,638
   Income taxes                               178         450       3,339

 Supplemental Schedule of Noncash
   Activities:
 Write-off book value of fixed assets
   to restructuring and closed store
   reserves                              $  1,549    $    -      $    521


                See notes to consolidated financial statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996



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

Short-term Instruments and Marketable Debt Securities

The Company's short-term instruments include United States Treasury Bills with a maturity of three months or less and money market funds. Marketable debt securities include United States Treasury Bills with a maturity greater than three months, United States Treasury Notes, and United States Agency Securities.

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders'

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


equity. At January 31, 1998, market value was $7,000 greater than cost, net of income taxes. At January 31, 1998, the Company had no investments that qualified as trading or held-to-maturity.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities sold is based on the specific identification method. The following table (which excludes money market funds) presents the estimated fair value of debt securities available for sale by contractual maturity at January 31, 1998:

                                                   (dollars in thousands)
                 Due in one year or less                  $    -
                 Due after one year through three years        666
                                                          --------
                                                          $    666
                                                          ========

Expected maturities may differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

Fair Value of Financial Instruments

The fair values of current financial assets and liabilities are approximately the reported carrying amounts.

Merchandise Inventories

The Company's inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At January 31, 1998 and February 1, 1997, inventories determined on a first-in, first-out basis would have been greater by $3,846,000 and $6,733,000, respectively. The Company had a reduction in the LIFO reserve of approximately $2.3 million as a result of the sale of its California operations (see Note 5). This amount has been recorded in the accompanying Statement of Operations as a reduction in the loss on sale of California operations.

The Company takes a physical count of its store inventories semiannually and uses a gross profit method combined with available perpetual inventory information to determine inventories for quarters when complete physical counts are not taken. The Company took a physical inventory for all stores during the quarter ended January 31, 1998.

Property and Equipment

Property and equipment are recorded at cost. The Company depreciates furniture, fixtures and most equipment generally over a ten-year period using the straight-line method. Computer equipment is depreciated over a five-year period

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


using the straight-line method. Effective February 2, 1997, the Company changed its accounting policy from expensing purchased computer software costs in the year of acquisition to capitalizing and depreciating these costs over the estimated useful life, not to exceed five years. Management has determined that these costs benefit future periods. During the 52 weeks ended January 31, 1998, the Company did not record amortization of purchased computer software as the software was not placed into service. The effect of capitalizing purchased computer software was to reduce the Company's loss by approximately $198,000 ($.03 per share) net of income tax benefits. All stores and some equipment are leased. Improvements to leased premises are amortized over a ten-year period or the term of the lease, whichever is shorter. Assets (primarily buildings) financed through asset-based financing arrangements are depreciated over the lives of the leases. Accumulated amortization for assets under capital lease was $9,173,000 and $8,253,000 as of January 31, 1998 and February 1, 1997,
respectively.

Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value should be assessed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. The Company has determined that as of January 31, 1998, there has been no impairment in the carrying value of long-lived assets.

Preopening Expenses

All costs of a noncapital nature incurred in opening a new store are charged to expense as incurred.

Advertising Expense

The Company records the costs of advertising as expense as the costs are incurred.

Self-Insurance Programs

The Company is self-insured for certain levels of general liability, workers compensation and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the expected value of projected settlements for known and anticipated claims.

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


and municipal securities with a high credit standing. Credit risk on accounts receivable is minimized as a result of deducting such receivables from amounts payable to the related vendors.

Earnings Per Share

The computation of diluted earnings per share is based on the weighted average number of common shares and common stock equivalents outstanding during the year. Common Stock equivalents were anti-dilutive for fiscal 1998. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, in the fourth quarter of fiscal 1998 and has restated all previously presented earnings per share. Dilutive stock options represent the only difference between basic and diluted earnings per share.

New Accounting Standards

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


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

The provision (benefit) for income taxes consists of the following:

                                               (dollars in thousands)
                                                    Fiscal Years
                                         ----------------------------------
                                            1998        1997        1996
                                         ----------  ----------  ----------
     Current:
       Federal                            $ (4,495)    $ 1,279    $  2,474
       State                                  (681)         53         477
                                          --------    --------    --------
                                            (5,176)      1,332       2,951
     Deferred:
       Federal                              (5,315)       (730)        829
       State                                   (65)       (240)        392
                                          --------    --------    --------
     Total provision (benefit)            $(10,556)   $    362    $  4,172
                                          ========    ========    ========


The effective tax rate is reconciled to the Federal statutory rate as follows:

                                               (dollars in thousands)
                                                    Fiscal Years
                                         ----------------------------------
                                            1998        1997        1996
                                         ----------  ----------  ----------
 Federal statutory rate                         34%         34%         35%
 Income taxes at Federal statutory rate   $ (9,598)   $    492    $  4,012
 Increase (decrease) in taxes
   resulting from:
     State income taxes, net of Federal
       income tax benefit                     (916)          4         439
     Tax exempt municipal bond interest
       income                                  (24)        (12)        (64)
     Utilization of former Trak West
       net operating loss                      -          (208)       (225)
     Travel and entertainment                   54          26          18
     Other                                     (72)         60          (8)
                                          --------    --------    --------
Income taxes                              $(10,556)   $    362    $  4,172
                                          ========    ========    ========
Effective tax rate                            37.4%       25.0%       36.4%
                                          ========    ========    ========

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


The effect of each type of temporary difference and carryforward that generates a significant portion of the net deferred tax assets is as follows:

                                                   (dollars in thousands)
                                                  January 31,  February 1,
                                                     1998         1997
                                                 ------------ ------------
Deferred tax assets:
  Capitalized leases treated as operating
    leases for tax purposes                       $   2,401    $   2,399
  Depreciation                                        2,981        2,344
  Uniform capitalization of inventory costs           1,372        2,098
  Reserve for stores closings and
    restructuring charges                             5,980        1,037
  Accrued rent                                          531          616
  Preacquisition basis adjustment for Trak West         164          164
  Accrued vacation reserve                              576          537
  Accrued self-insurance reserve                      2,717        2,312
  Deferred compensation                                 150          138
  Deferred acquisition costs                            -             81
  State tax credit carryforward                         -            757
  Deferred income                                        49           65
  Asset disposal reserve                                983          -
  Capital loss carryfoward                               64           73
  Other                                                 246          175
                                                   --------    ---------
    Deferred tax assets                              18,214       12,796
                                                   --------    ---------

  Deferred tax liability:
    Book basis of asset acquired as a
      result of involuntary conversion                 (269)        (331)
                                                  ---------    ---------
  Net deferred tax asset                          $  17,945    $  12,465
                                                  =========    =========

In the opinion of management, the deferred tax asset will be realized through future earnings. The Company has a $202,000 capital loss carryforward which will expire in fiscal year 2012. During the year ended January 31, 1998, the Company incurred a tax net operating loss of approximately $11.3 million which can be carried back to prior years.

During the year ended February 3, 1996, the Company entered into a tax sharing agreement with Dart, which would become effective, if and when the Company is consolidated with Dart's income tax returns.

NOTE 3 - CLOSED STORE CHARGES

The Company continually evaluates its store operations and the need to close, relocate, or expand stores or convert existing Classic Trak stores into Super Trak or Super Trak Warehouse stores. The Company recognizes store closing costs when management decides to close a store. In prior years, the Company has also recognized the anticipated costs for closing, relocating, expanding and

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


converting existing stores to the Super Trak and Super Trak Warehouse concept. The costs associated with store closings are primarily unrecoverable lease obligations (rent, real estate taxes and common area charges, net of estimated sublease income) and the book value of leasehold improvements as of the actual store closing date.

As of January 31, 1998, the Company had a reserve of $12,838,000 for store closings. The reserve relates to 30 stores that have been closed. The activity in the closed store reserve during the last two years is as follows:

                                                   (dollars in thousands)
                                                     1998          1997
                                                 ------------  ------------
Reserves, beginning of year                       $   2,644     $   4,491
Net provision recorded/(Charges)                     10,194        (1,847)
                                                  ---------     ---------
Reserves, end of year                             $  12,838     $   2,644
                                                  =========     =========

The increase in fiscal 1998 was primarily due to closing 15 stores in the Pittsburgh , Pennsylvania market as a result of the poor performance of the stores.

The total unrealizable store lease obligation of Trak Auto of January 31, 1998 is $12,838,000 and the amount of such unrealizable lease obligation allocable to related party leases is approximately $834,000. The closed store reserve as of January 31, 1998 is expected to be utilized as follows:

                  Fiscal              (in thousands)
                   Year                    Total
                  ------                  -------
                   1999                   $ 2,086
                   2000                     1,434
                   2001                     1,271
                   2002                     1,107
                   2003                       969
                   2004-2005                5,971
                                          -------
                   Total                  $12,838
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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


to Dart and its other subsidiaries. In management's opinion, the intercompany charges for these services were equal to the costs incurred by Dart or the Company, as the case may be, to provide these functions. It is not practicable for the Company to estimate the cost it would have incurred for these services if it had operated as an unaffiliated entity.

In addition to the intercompany charges for general and administrative services, Dart charged the Company, on a monthly basis, for actual expenses which related directly to the Company's operations. Substantially all such charges were supported by invoices from unrelated parties designating the Company as recipient of the related goods or services or were for matters related to all of Dart's affiliated companies and were allocated on a judgmental basis by management. Amounts receivable from or payable to affiliate relate to transactions made on behalf of the Company by Dart or on behalf of Dart by the Company.

In the Company's opinion, the methods used for allocating costs described above constitute a reasonable basis on which to allocate such costs.

The following table summarizes the intercompany transactions:

                                               (dollars in thousands)
                                                    Fiscal Years
                                         ----------------------------------
                                            1998        1997        1996
                                         ----------  ----------  ----------
Due to Affiliate,
  Beginning of year                       $     18    $     71    $    185
                                          --------    --------    --------

Expense charges-
  Direct rentals (Note 9)                    1,826       1,625       1,382
  Salaries from Dart                         1,873       1,111         865
  Salaries to Dart                            (768)     (1,447)     (1,235)
  Other expenses                             4,121       4,529       5,154
                                          --------    --------    --------
                                             7,052       5,818       6,166
                                          --------    --------    --------

Payments                                    (6,893)     (5,871)     (6,280)
                                          --------    --------    --------
Due to (from) Affiliate, End of year      $    177    $     18    $     71
                                          ========    ========    ========

All transactions with Dart included above are free of interest and made under current payment terms that, in management's opinion, are comparable to those with unrelated parties. The average balances of amounts due to affiliate were $163,000, $73,000, and $526,000 for the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

Dart Group Corporation Loans

On April 28, 1998, the Company amended a loan agreement entered into on January 27, 1998 with Dart to lend Dart $15.0 million. The loan is secured by the common stock of Trak Auto, bears interest at a rate equal to the prime rate as

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


set forth in the Wall Street Journal plus one and one-half percent (1.5%) and is payable in two equal installments on February 3, 1999 and July 31, 1999.

Also, see Note 9 - Commitments, Related Party Leases and License Agreements.

NOTE 5 - SALE OF CALIFORNIA OPERATIONS

On October 6, 1997, Trak Auto entered into a purchase agreement (the "Purchase Agreement") with CSK Auto, Inc. ("CSK") pursuant to which Trak Auto agreed to sell to CSK its interest in its California operations (including inventory, store fixtures and the assignment of store leases). Trak Auto and CSK closed the transaction on December 8, 1997 for an aggregate purchase price of approximately $32.8 million. Ninety percent (90%) of the aggregate purchase price, or $30.2 million, was paid in cash at the closing. The remaining ten percent (10%) was paid upon finalization of the inventory valuation. The Company realized a pre-tax loss of $8.2 million (net of a reduction in the LIFO reserve of approximately $2.3 million) on the sale to cover losses associated with the sale of assets and exposure under remaining lease obligations. The Company has recorded this estimated loss in the accompanying Consolidated Statements of Operations.

NOTE 6 - BOARD OF DIRECTORS

In January 1994, the Board of Directors of Dart established a Special Litigation Committee to assess, on behalf of the Company, whether to pursue, settle or abandon, claims raised in the derivative lawsuits filed against the Company. See Note 7 for a discussion of the derivative lawsuits.

On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of disputes between the Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. In October 1994 the Board of Directors of Trak Auto established an Executive Committee comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert H. Haft and Ronald S. Haft concerning issues involving Dart and Trak Auto were extensive. Accordingly, the respective Executive Committees assumed day-to-day involvement in these disputed issues and other matters affecting Dart and Trak Auto, in particular matters relating to litigation to which Dart or Trak Auto was then a party. The Executive Committee remains involved in the day-to-day affairs of Dart. Its continuing role is dependent upon future developments.

Members of the Executive Committee are compensated at a rate of $275 per hour plus reimbursement of expenses. Members of the Special Litigation Committee of the Board of Directors, which was established on January 4, 1994, were compensated at a salary rate of $250 per hour plus reimbursement of expenses. Compensation paid by Dart and its subsidiaries, including the Company, to

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


members of the Executive Committees for their services on those committees totaled $1,137,000, $1,299,000 and $1,263,000 in fiscal 1998, 1997 and, 1996 respectively ($379,000, $438,000 and $421,000 paid by the Company in fiscal 1998, 1997 and 1996 respectively). There were no fees paid to members of the Special Litigation Committee in fiscal 1998, 1997 or fiscal 1996.

NOTE 7 - LITIGATION

Resolution of Haft Family and Related Litigation

The litigation discussed below involving Dart, its affiliates, including Trak Auto and members of the Haft family settled prior to January 31, 1998. On February 5, 1998, Dart closed the settlement agreement with Herbert H. Haft (the "HHH Settlement") and a Second Supplemental Settlement Agreement with Ronald S. Haft ("Second Supplemental Agreement"). The settlements with the various Haft family members described in Note 8 are referred to as the "Settlements". As part of the HHH Settlement, Herbert H. Haft (i) sold to Dart all of his shares of, and options to purchase, Dart Class A Common Stock, and his capital stock of Dart's subsidiaries Trak Auto and Crown Books Corporation ("Crown Books"),(ii) resigned from all of his positions with Dart and its subsidiary corporations, (iii) relinquished his claim to voting control of Dart, and (iv) terminated his employment agreement with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft were resolved. As consideration for the HHH Settlement, Dart paid Herbert H. Haft approximately $28 million at the closing. An accrual for the HHH Settlement of approximately $28.0 million has been reflected in Dart's January 31, 1998 Consolidated Financial Statements. Subsequent to January 31, 1998 and in connection with the closing of the Settlements, Dart also made a $10 million loan to a partnership owned by Ronald S. Haft, the proceeds of which were used to repay a $10 million note to Herbert H. Haft. Consummation of the Settlements also means that all litigation (discussed below) between Dart and members of the Haft family has been settled and dismissed, and the Company is no longer subject to a Standstill Order (discussed below) imposed by the Delaware Court of Chancery.

Derivative Litigation

In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI"), Combined Properties Limited Partnership and Capital Resources Limited Partnership. The suit was brought derivatively and names as nominal defendants Dart, Trak Auto, Crown Books other affiliated companies.
The complaint, as amended on January 12, 1995, alleged waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the CPI defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, the employment agreement entered into by Ronald S. Haft and Dart on August 1, 1993 (the "RSH Employment Agreement"), the sale of 172,730

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft, and the compensation paid to the Executive Committee. Plaintiffs sought an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald
S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

In September 1994, the Special Litigation Committee moved for dismissal of certain claims in the derivative lawsuit and for realignment of the parties to permit Dart to prosecute other claims in the derivative lawsuit. Thereafter, the Special Litigation Committee amended its motion and advised the court that it had instituted certain lawsuits concerning related party real estate transactions and was considered asserting additional claims, certain of which were subsequently asserted in litigation filed against Herbert H. Haft. The Court did not act upon the amended motion.

As a result of the Settlements, the derivative litigation has been dismissed with prejudice and Dart paid approximately $3.5 million in attorney's fees to derivative plaintiffs' counsel (approximately $0.5 million of such fees remain payable by Dart in December 1998).

Herbert H. Haft Proxy Litigation

Herbert H. Haft sold 172,730 shares of Dart Class B Common Stock to Ronald S. Haft on July 28, 1993 (the "Stock Sale Agreement") and Ronald S. Haft purportedly granted Herbert H. Haft an irrevocable proxy (the "Proxy") to vote these shares of stock. On June 30, 1995, Ronald S. Haft purportedly revoked the Proxy.

On July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft and, nominally, Dart for Herbert H. Haft's alleged breach of contract and breach of fiduciary duties to Ronald S. Haft and to Dart in connection with the Proxy. In this action, Ronald S. Haft sought a declaration that the Proxy was revocable or would be revocable under certain conditions, as well as costs and attorneys' fees. Ronald S. Haft also requested that the court require Dart to refuse to recognize the validity of the Proxy. On August 9, 1995, Herbert H. Haft filed an Answer and Counterclaim denying liability and requesting rescission of the Stock Sale Agreement because of Ronald S. Haft's alleged breach of contract and other grounds. On September 25, 1995, Dart filed its answer in this action. Both Ronald S. Haft and Herbert H. Haft moved for summary judgment in this lawsuit. On November 14, 1995, the court denied Ronald S. Haft's motion for summary judgment; Herbert H. Haft's motion for summary judgment was not acted upon.

In October 1995, Dart and Ronald S. Haft entered into a settlement of certain litigation and other related transactions (collectively the "RSH Settlement"). As part of the RSH Settlement, Dart purchased from Ronald S. Haft the 172,730 shares of Class B Common Stock that were subject to the Proxy and placed the shares in treasury.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996



As a result of the Settlements, this litigation has been dismissed with prejudice.

Challenge to RSH Settlement by Herbert H. Haft

On November 6, 1995, Herbert H. Haft filed a lawsuit naming as defendants Dart, and certain of its directors. Herbert H. Haft sought a judgment (i) declaring the RSH Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Class B Common Stock belong to him were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power;
(iv) declaring that the Trust Shares may not be lawfully voted; and (v) other matters.

On December 5, 1996, Herbert H. Haft filed a motion for partial summary judgment. Dart opposed this motion for partial summary judgment and, on March 14, 1997, the court denied Herbert H. Haft's motion in its entirety.

As a result of the Settlements, all claims in this litigation against or on behalf of Dart have been dismissed with prejudice.

Standstill Order

In connection with the legal challenges to the RSH Settlement raised by RGL and Herbert H. Haft and others, on December 6, 1995, the court entered a Standstill Order. Without further order of the court, Dart could not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors or any of its subsidiaries; (iii) change the Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, the Standstill Order restricted certain significant corporate actions by Dart without first giving Herbert H. Haft and the other parties to the Section 225 Action not less than seven days written notice.

As a result of the Settlements and the Delaware Court of Chancery approval in November 1997. Dart is no longer subject to the Standstill Order.

Other

In January 1998 Trak Auto was named as a defendant in two class action lawsuits (Richard Amezcua, Augustin Dominquez, and other members of the general public similarly situated v. Trak Auto Corporation, Superior Court of California. Action No. BC183900) and (D'Artanyon Tett, Linda Wendt and individuals on behalf of themselves and all others similarly situated v. Trak Auto Corporation., Superior Court of the State of California. Action No. BC 186931) involving former California employees of the Company alleging improper wage and hour

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


practices. The suit claims that former salaried employees should have been paid overtime. Management and outside legal counsel are in the process of evaluating these claims. The Company is unable to express an opinion as to the merit, if any, or potential liability, if any, of these lawsuits as of the filing date of this report.

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material adverse effect, if established, upon the consolidated financial condition and results of operations of the Company.

The Company recorded legal expenses of approximately $961,000, $1,685,000 and $780,000 during the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

NOTE 8 - SETTLEMENT OF LITIGATION

Settlement with Ronald S. Haft

On October 6, 1995, Dart and Ronald S. Haft entered into the RSH Settlement. The RSH Settlement transactions were subject to legal challenges. See Note 7. The RSH Settlement transactions were intended to have the effect, by their terms, of transferring majority control of Dart's voting stock to one or more voting trustees (the "Voting Trustees") under a Voting Trust Agreement, by and among Ronald S. Haft, Dart and Larry G. Schafran and Sidney B. Silverman, as initial Voting Trustees. On December 28, 1995, the initial Voting Trustees resigned and appointed Richard B. Stone as successor Voting Trustee.

As part of the RSH Settlement, Ronald S. Haft consented to the termination of all of his outstanding stock options to purchase up to 10,000 shares to Trak Auto's common stock.

Settlement with Robert, Gloria and Linda Haft

On September 26, 1997, Dart and the Company closed the transactions contemplated in an agreement, dated August 16, 1997 to settle certain litigation and enter other related transactions (the "RGL Settlement") with Robert M. Haft, Gloria G. Haft, Linda G. Haft and certain related parties (collectively, "RGL").

The transactions completed by the closing of the RGL Settlement between Dart and RGL include: the purchase by Dart from RGL (or related parties) of shares of Dart Class B Common Stock and shares of Dart Class A Common Stock; the termination of options held or claimed by RGL to purchase shares of Dart Class A Common Stock; the termination of putative options to purchase shares of Dart/SFW Corp., and the termination of a small number of options to purchase shares of common stock of Trak Auto and Crown Books. Dart paid RGL a total of approximately $41.0 million in connection with these transactions of which Trak Auto contributed approximately $205,000 for the Trak Auto stock options.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

In addition, Dart acquired all of Robert M. Haft and Linda G. Haft's interests in partnerships owning Dart's headquarters building in Landover, Maryland and a distribution center leased by the Trak Auto, in Bridgeview, Illinois for $4.4 million. Trak Auto funded $1.3 million towards the Bridgeview portion of the payment. The $1.3 million was an advance from Trak Auto to Dart.

The closing of the RGL Settlement, resulted in the termination of the pending claim by RGL to control of Dart and the settlement of all litigation between them and Dart and its subsidiaries. Trak Auto dismissed all of its claims against each of RGL.

Settlement with Herbert H. Haft and Ronald S. Haft

On October 16, 1997, Dart announced the Settlements with Herbert H. Haft and Ronald S. Haft. The Settlements were subsequently approved by the Delaware Court of Chancery on November 24, 1997.

The HHH Settlement Agreement closed on February 5, 1998 and included the following transactions: the purchase by Dart from Herbert H. Haft of all his shares of, and options to purchase, Dart Class A Common Stock; that Herbert H. Haft resigned from all of his positions with Dart and its subsidiary corporations; that Herbert H. Haft relinquished his claim to voting control of Dart and that Herbert H. Haft terminated his employment contract with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft are resolved. As consideration for the Settlements, Dart paid Herbert H. Haft approximately $28 million upon closing. Dart also made a $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft, which loan is personally guaranteed by Ronald S. Haft and is secured by the partnership's interest in three shopping centers located in suburban Washington, D.C. and by a one-half indirect interest in an office building in Lanham, Maryland leased by Shoppers. Dart paid substantially all of these amounts with loans from Trak Auto ($15 million) and Shoppers ($25 million). In addition, the derivative litigation (see Note 7) was dismissed with prejudice and Dart paid attorney's fees of approximately $3.5 million to the derivative plaintiffs' counsel. Trak Auto's portion of the HHH Settlement Agreement was approximately $1.4 million.

The transactions in the First Supplemental Agreement include: completion of bankruptcy plans of reorganization for partnerships owning Dart's headquarters in Landover, Maryland and a distribution center leased to Trak Auto in Bridgeview, Illinois; payment by Dart of $7 million to reduce outstanding mortgage loans on these properties, which thereafter are wholly-owned by Dart and/or its affiliates and Ronald S. Haft paid $2.2 million to Dart from escrowed funds previously earmarked for Ronald S. Haft.

On November 19, 1997, the transactions contemplated in the First Supplemental Agreement were closed. Trak Auto advanced to a wholly-owned subsidiary of Dart $2.0 million for the Bridgeview, Illinois portion of the $7.0 million mortgage payments. The $2.0 million advance together with the $1.3 million advance

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

(discussed above) are in the form of a promissory note. Dart expects to repay Trak Auto in May 1998.

The Second Supplemental Agreement, closed in February 1998 and Dart required that the shares now held in Voting Trust for the benefit of Ronald S. Haft to be transferred to Dart. On February 17, 1998, the Dart Class A and Class B Common Stock from the Voting Trust was placed in Dart's treasury and Dart's outstanding Class A Common Stock and Class B Common Stock became Common Stock.

NOTE 9 - COMMITMENTS

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

Following is a schedule of future minimum payments under capital leases and non-cancelable operating leases and license agreements which have initial or remaining terms in excess of one year at January 31, 1998. The imputed interest rate on capital leases is 14.6% in the aggregate.

                                         (dollars in thousands)
      Fiscal                          Capital Leases          Operating
       Year                     (see Related Party Leases)      Leases
      ------                    --------------------------    ---------
      1999                             $    3,917             $  17,999
      2000                                  3,943                15,814
      2001                                  4,074                13,659
      2002                                  4,185                11,774
      2003                                  4,398                10,487
      2004-2017                            54,747                29,680
                                       ----------             ---------
           Total                           75,264             $  99,413
                                                              =========
Less-Imputed interest                      48,136
                                       ----------
Present value of net
 minimum lease payments                    27,128
Less-Current maturities                       282
                                       ----------
Long-term capital lease
 obligations                           $   26,846
                                       ==========

The above table includes $12,628,000 for store operating leases where the store has been closed and the lease obligation has been accrued in the restructuring or store closing reserves. Minimum operating lease obligations have not been reduced by total future minimum sublease rentals of $1,548,000 receivable in the future under noncancelable leases.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

Rent expense and license fees for operating leases and license agreements are as follows:

                                                (dollars in thousands)
                                                     Fiscal Years
                                         ----------------------------------
                                            1998        1997        1996
                                         ----------  ----------  ----------
Minimum rentals                           $ 23,002    $ 21,963    $ 19,695
Contingent rentals                             443         349         363
                                          --------    --------    --------
Total                                     $ 23,445    $ 22,312    $ 20,058
                                          ========    ========    ========

Related Party Leases and License Agreements

Members of the Haft family beneficially owned all the issued and outstanding voting stock of Dart. Under the RSH Settlement (see Note 8), a majority of Dart's voting stock was held in a voting trust for Ronald S. Haft as beneficial owner. On February 17, 1998, the shares in the Voting Trust were placed in treasury and Haft family members no longer own shares of Dart.

Of the Company's 181 stores and three distribution centers (discussed below) as of January 31, 1998, 22 stores and the three distribution centers were held under leases from entities in which Haft family members own substantially all the beneficial interest. Two stores are subleased from Crown Books. One store is subleased from Shoppers Food Warehouse Corp., a wholly-owned subsidiary of Dart. These 25 store lease and sublease agreements provide for various termination dates which, assuming renewal options are exercised, range from 1998 to 2024, and require the payment of future minimum license fees and rentals aggregating $42,293,000 at January 31, 1998. These agreements also require payment of a percentage of sales in excess of a stated minimum, and are included in the lease and license commitments table above as operating leases. Annual fees and rentals for licenses, leases and subleases involving the Haft family were $5,999,000, $6,449,000, and $6,295,000 for fiscal 1998, 1997 and
1996, respectively.

The Company leased a 176,000 square foot distribution centers located in Bridgeview, Illinois from a private partnership in which Haft family members own all of the partnership interests. As a result of the various settlements with members of the Haft family, the Company's lease is now with a subsidiary of Dart. The lease, which is for 30 years and six months (which commenced in 1984), provides for rental payments increasing approximately 15% every five years over the term of the lease. The current annual rental is $754,000. The lease also requires the payment of maintenance, utilities, insurance and taxes on the warehouse. This lease agreement has been classified as a capital lease and is included under the Capital Leases caption of the lease commitment table above.

The Company subleases from Dart 210,000 square feet of a distribution center and office facility located in Landover, Maryland which it shares with Dart and Crown Books. The sublease is for 30 years and six months, provides for rental payments increasing approximately 15% every five years over the term of the sublease and commenced in 1985. The current annual rental is $1,647,000. The

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

sublease agreement also requires the payment for maintenance, utilities, insurance and taxes allocable to the space subleased. Dart originally leased the entire 271,000 square foot distribution center and office facility from a private partnership in which Haft family members owned all of the partnership interests. The Company's sublease is on the same terms as Dart's lease and is classified as a capital lease and is included under the Capital Leases caption of the lease commitment table above.

Dart had a lease agreement with a Haft family-owned entity for vacant land near the Company's distribution center in Landover, Maryland. As a result of the various settlements with members of the Haft family, Dart now owns the land and the Company no longer pays rent. The lease was for the same period as the headquarters building and distribution center lease described above and the Company's current annual rental was $26,000.

The Company has an agreement with Dart to use space in a warehouse facility, adjacent to the above distribution center and office facility. Dart originally leased the property from a partnership in which Haft family members owned all of the partnership interests until the RSH Settlement. The warehouse is now owned by a Dart subsidiary. The rental is variable dependent on square footage used. In fiscal 1998 the rental was $ 177,000. The arrangement also requires the Company to pay a pro-rata share of utilities, real estate taxes and maintenance.

The Company has a lease agreement with a Haft family-owned entity for a 317,000 square foot distribution center in Ontario, California. The lease is for 20 years, commenced in 1989, and provides for increasing rental payments, based upon the Consumer Price Index for the Los Angeles area, over the term of the lease. Current annual rental is $1,516,000 per year. The lease requires the payment for maintenance, utilities, insurance and taxes. This lease agreement has been classified as a capital lease and is included under the Capital Leases caption in the lease commitment table above.

As part of the RSH Settlement, Ronald S. Haft agreed to transfer the real estate and partnership interests controlled by him in the Ontario, California distribution center to Dart (or its subsidiaries) and to reduce the rent. The transfer and rent reduction were subject to contingencies, including bankruptcy court approval, mortgagee approval and challenges brought by Herbert H. Haft concerning the extent of Ronald S. Haft's ownership interest in the property. As a result of the Settlements with Herbert H. Haft and Ronald S. Haft the contingencies that still remain are agreements with the mortgage and bankruptcy reorganization plans.

Employment Arrangements

The Company has entered into employment agreements with several key employees. The employment agreements are for a one-year or two-year terms and are automatically extended one year or two years at the end of the fiscal year unless the individual is terminated with cause. The agreements provide for

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

annual compensation increases following review and performance appraisal by the Compensation Committee of the Board of Directors. Total commitments under the agreements are approximately $1.5 million.

Year 2000 Compliance (Unaudited)

Trak Auto is currently in the process of conducting a review of the impact of Year 2000 on its information systems, as well as reviewing its impact on relationships with key customers and vendors. Based on the results to date of this review, much of the Company's store hardware, and software used to run the hardware and provide information will have to be replaced in order to be Year 2000 compliant. Additionally, the Company's warehouse distribution and merchandising system is not Year 2000 compliant and could potentially begin to affect operations as early as the coming fiscal year. The Company is considering a plan to ensure minimal disruption to the Company, however, there can be no guarantee that a plan will be adopted in its current form or that there will be sufficient time to implement the plan by the Year 2000. The aggregate costs associated with the plan are currently estimated at $5.7 million for the store related hardware and software plus unidentified internal and contracted labor costs to modify and enhance store, warehouse distribution and merchandising systems.

NOTE 10 - CREDIT AGREEMENT

In December 1996, the Company entered into a revolving credit facility (the "Facility") with a finance company to borrow up to $25.0 million. The Company intends to use proceeds from drawdowns under the Facility for working capital and other corporate purposes. The Facility has an original term of three years. Borrowings under the Facility bear interest at rates ranging from prime rate minus 0.50% to prime rate plus 0.25%, for prime rate loans, and LIBOR plus 1.5% to LIBOR plus 2.25%, for LIBOR loans. Interest rates are based upon the Company's ratio of debt to tangible net worth. Borrowings are limited to eligible inventory levels, as defined, and are secured by the Company's inventory, accounts receivable, and proceeds from the sale of such assets. The Facility contains certain restrictive covenants including limitations on additional indebtedness, advances to affiliates and payments (limited to $25.0 million) or guarantees (limited to $20.0 million of the $25.0 million) to settle disputes with Haft family members and includes an interest rate that fluctuates with the Company's ratio of funded debt to equity.

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

In addition, the Company has a $750,000 commercial letter of credit facility for use in importing merchandise.

At January 31, 1998, there had been no borrowing under the Facility and no borrowings under the letters of credit facility.

NOTE 11 - PITTSBURGH MARKET

On January 27, 1996, the Company acquired the inventory and fixed assets of 14 auto part stores in Pittsburgh, Pennsylvania for approximately $6,200,000. The purchase price included approximately $1,582,000 for favorable lease rights which is being amortized over the primary term of the leases and any option periods beginning before February 1999.

After two years of disappointing performance, the Company closed these stores and one additional store it had opened in the interim on January 31, 1998. Accordingly, the Company recorded a provision for closed stores of approximately $14.9 million for the unamortized leasehold improvements and lease rights and remaining lease obligations (see Note 3).

NOTE 12 - EMPLOYEES' BENEFIT PLANS

The Company maintains a non-contributory profit-sharing plan for all full-time employees with one year of continuous employment. The Company's annual contribution to the plan is based on a discretionary percentage of the Company's consolidated net income, as defined in the plan, and as determined by the Board of Directors. The Company's contributions were approximately $99,000 and $379,000 in fiscal 1997 and 1996, respectively. There was no contribution in fiscal 1998.

In June 1995, the Company established a 401(k) Retirement Plan for all employees projected to work 1,000 hours after 90 days continuous employment. The Company is obligated to contribute an amount equal to 25% of the employees deferral up to 6%. The Company's contribution was approximately $330,000, $346,000 and $250,000 for fiscal 1998, 1997 and 1996, respectively.

In March 1996, the Company established a nonqualified deferred compensation plan for certain officers and key employees of the Company. The Company contributes an amount equal to 25% of the employees deferral in the nonqualified deferred compensation plan and the 401(k) plan together up to 6%. The contribution was $9,000 and $15,000 in fiscal 1998 and 1997.

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


                (dollars in thousands, except per share data)
                                                Fiscal Year
                                      1998         1997         1996
                                  ------------ ------------ ------------
Net Income (Loss):
  As Reported                      $ (17,673)   $   1,084    $   7,290
  Pro Forma                          (18,542)         737        7,208
Net Income (Loss) per share (diluted):
  As Reported                      $   (2.99)   $     .18    $    1.23
  Pro Forma                            (3.14)         .12         1.22

The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

The weighted average fair value of options granted was $5.66, $7.49 and $7.21 for options granted during fiscal 1998, 1997 and 1996, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997 and 1996, respectively: risk free rates of approximately 5.4%, 6.0% and 6.0% during fiscal 1998, 1997 and 1996, respectively, no expected dividends; expected lives of 5.0 years; and expected volatility of 40.0%.

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

Information concerning the 1993 Option Plan:

                               Number       Option Price    Weighted Average
Outstanding at               of Options      per Share       Exercise Price
                             ----------    -------------    ----------------
  January 28, 1995            105,849      $12.50-14.00         $ 12.59
    Granted                   207,925       14.00-16.125          15.29
    Exercised                 (16,132)      12.50-14.00           12.57
    Forfeited                 (29,354)      12.50-16.125          13.24
                              -------      -------------        -------
Outstanding at
  February 3, 1996            268,288       12.50-16.125          14.61
    Granted                   193,800             16.75           16.75
    Exercised                 (10,223)      12.50-16.125          13.13
    Forfeited                 (15,585)      12.50-16.75           14.78
                              -------      -------------        -------
Outstanding at
  February 1, 1997            436,280       12.50-16.75           15.59
    Granted                   212,250       11.25-13.00           12.98
    Exercised                    (400)            12.50           12.50
    Forfeited                 (74,674)      12.50-16.75           12.50
                              -------      -------------        -------
Outstanding at
  January 31, 1998            573,456      $11.25-16.75         $ 14.64
                              =======      =============        =======

Options to purchase 228,543 shares were exercisable at January 31, 1998 and 642,711 options remained available for grant. At January 31, 1998, the weighted average contractual life of the options outstanding was 3.2 years.

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

Information concerning the Option Plan:

                                Number       Option Price    Weighted Average
                              of Options      per Share       Exercise Price
                              ----------    -------------    ----------------
Outstanding
  January 28, 1995             156,271      $ 6.00-13.75         $  10.89
    Exercised                  (68,468)       6.00-13.75            10.45
    Forfeited                   (3,470)            12.50            12.50
    Expired                       (400)            10.25            10.25
                               -------      -------------        --------
Outstanding
  February 3, 1996              83,933        6.00-13.75            11.18
    Exercised                  (11,188)       6.00-12.50             9.47
    Forfeited                   (2,234)            12.50            12.50
                               -------      -------------        --------
Outstanding
  February 1, 1997              70,511        6.60-13.75            11.41
    Exercised                      -              -                   -
    Forfeited                  (26,561)       6.60-13.75             8.32
    Expired                    (43,950)            12.50            12.50
                               -------      -------------        ---------
Outstanding
  January 31, 1998                 -        $     -              $    -
                               =======      =============        ========

All outstanding options under the Option Plan expired or were forfeited during fiscal 1998.

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

NOTE 14 - SUBSEQUENT EVENT

Planned Merger of Dart

On April 9, 1998, Dart entered into an Agreement and Plan of Merger (the "Merger Agreement") with Richfood Holdings, Inc. ("Richfood Holdings") and a subsidiary of Richfood Holdings ("Acquisition Subsidiary") pursuant to which Dart has agreed to become a wholly owned subsidiary of Richfood Holdings. Pursuant to the terms of the Merger Agreement, Richfood Holdings will (1) make a cash tender offer (the "Offer") for all the issued and outstanding shares of common stock of Dart at a price of $160.00 per share and (2) take all steps necessary to cause Acquisition Subsidiary to merge with and into Dart (the "Merger") in a transaction in which Dart will become a wholly owned subsidiary of Richfood Holdings. As a result of the Merger, Richfood Holdings will indirectly own 67.1% of the outstanding Common Stock.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

The Merger is subject to the tender in the offer of a majority of the shares of common stock of Dart on a fully diluted basis and to other customary conditions, including the receipt of regulatory approvals and the absence of material adverse effects on the business or financial conditions of Dart and its subsidiaries, taken as a whole with certain limited exceptions. There can be no assurance that either the Offer or the Merger will be consummated.

NOTE 15 - INTERIM FINANCIAL DATA - (UNAUDITED)

Selected interim financial data for the years ended January 31, 1998 and February 1, 1997 are as follows:

                        (dollars in thousands, except for per share amounts)
QUARTER ENDED:            JANUARY 31,  NOVEMBER 1,    AUGUST 2,      MAY 3,
                             1998         1997         1997         1997
                          ----------   ----------   ----------   ----------
Sales                      $ 61,640     $ 85,672     $ 90,523     $ 81,605
Gross Profit (1)             13,076       19,738       20,654       19,340
Net Income (Loss)(2)         (9,572)      (6,460)        (943)        (698)
Net Income (Loss) Per
 Share (Diluted) (3)       $  (1.62)    $  (1.09)    $   (.16)    $   (.12)

                        (dollars in thousands, except for per share amounts)
QUARTER ENDED:            FEBRUARY 1,  NOVEMBER 2,    AUGUST 3,      MAY 4,
                             1997         1996         1996         1996
                          ----------   ----------   ----------   ----------
Sales                      $ 80,587     $ 87,953     $ 90,428     $ 87,016
Gross Profit (1)             18,927       20,691       21,867       22,027
Net Income (Loss)(2)           (925)         155          674        1,180
Net Income (Loss) Per
 Share (Diluted) (3)       $   (.16)    $    .03     $    .11     $    .20

(1)      After deduction for cost of sales, store occupancy and warehousing.
(2) After deduction of store closing reserve during the 4th Quarter of fiscal 1998 and fiscal 1997 and provision for loss on sale of California operations during the 3rd Quarter of fiscal 1998.
(3) The sum of these amounts may not equal the annual amount because of changes in the average number of shares outstanding during the year.

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

10.23     Amendment of lease dated December 24, 1991 between
          Haft/Equities-Bladen Limited Partnership and Trak Corporation re: Bladen Plaza (incorporated by reference to Exhibit
          10(mmmmm) to Trak Auto's 1992 Form 10-K).  (662)

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


10.26 Amendment of lease dated December 11, 1992 between Combined Properties Limited Partnership and Super Trak Corporation re:
          Oxon Hill (incorporated by reference to Exhibit 10(qqqqq) to Trak Auto's 1993 Form 10-K). (606)

10.27     Amendment of lease dated December 1, 1992 between
          Haft/Equities-Bladen Limited Partnership and Super Trak
          Corporation re: Bladen Plaza (incorporated by reference to
          Exhibit 10(rrrrr) to Trak Auto's 1993 Form 10-K).  (662)

10.28 Amendment of lease dated January 8, 1993 between Retail Lease Acquisition Limited Partnership and Trak Corporation re:
          Chantilly Plaza (incorporated by reference to Exhibit
          10(sssss) to Trak Auto's 1992 Form 10-K).  (609)

10.29 Trak Auto Corporation 1993 Stock Option Plan (incorporated by reference to Trak Auto's registration statement Form S-8, Reg. No. 33-53389).

10.30 Amendment of lease dated February 4, 1993 between Retail Lease Acquisition Limited Partnership and Super Trak re: College Plaza (incorporated by reference to Exhibit 10(wwwww) to Trak Auto's 1994 Form 10-K). (610)

10.31 Amendment of lease dated September 13, 1993 between Combined Properties Limited Partnership and Super Trak Corporation re:
          Fair City Mall (incorporated by reference to Exhibit 10(xxxxx) to Trak Auto's 1994 Form 10-K). (605)

10.32 Amendment of lease dated September 13, 1993 between Combined Properties Limited Partnership and Super Trak Corporation re:
          Maryland City (incorporated by reference to Exhibit 10(yyyyy) to Trak Auto's 1994 Form 10-K). (623)

10.33 Second Amendment of lease dated March 31, 1994 between Combined Properties Limited Partnership and Super Trak Corporation re: Oxon Hill (incorporated by reference to Exhibit 10 (zzzzz) to Trak Auto's 1994 Form 10-K) (606).

10.34 Lease Agreement dated September 29, 1993 between Combined Properties/Reseda Associates Limited Partnership and Super Trak Corporation re: Reseda (incorporated by reference to
          Exhibit 10(c)  to Trak Auto's 1994 Form 10-K).  (193)

10.35     Amendment of lease dated June 30, 1994 between Combined
          Properties Limited Partnership and Super Trak Corporation re:
          Bradlick (incorporated by reference to Exhibit 10.42 to Trak Auto's 1995 Form 10-K)(629).

10.36 Employment Agreement between Trak Auto and R. Keith Green dated January 25, 1995 (incorporated by reference to Exhibit
          10.43 to Trak Auto's 1995 Form 10-K).

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


10.37 Tax Allocation Agreement dated December 27, 1994 between Dart Group Corporation and Trak Auto Corporation (incorporated by reference to Exhibit 10.44 to Trak Auto's 1995 Form 10-K).

10.38 Employment Agreement between Trak Auto and Robert Brann dated as of January 24, 1995 (incorporated by reference to Exhibit
          10.46 to Trak Auto's 1995 Form 10-K).

10.39 Employment Agreement between Trak Auto and David MacGlashan dated as of January 24, 1995 (incorporated by reference to Exhibit 10.48 to Trak Auto's 1995 Form 10-K).

10.40 Standstill Order entered on December 6, 1995 by the Delaware Chancery Court in Gloria G. Haft, et al. v. Larry G.
          Schafran, et al. (Del. Ch. Civ. A. No. 14620) and Herbert H. Haft v. Dart Group Corporation, et al. (Del. Ch. Civ. A. No. 14685) (incorporated by reference to Exhibit 99.1 to the Quarterly Report of Trak Auto Corporation on Form 10-Q for the period ended October 28, 1995).

10.41 Financing Agreement, dated December 18, 1996, between Trak Auto Corporation and The CIT Group/Business Credit, Inc. (Incorporated by reference to Exhibit 10.43 to Trak Auto's 1997 Form 10-K).

10.42 Employment Agreement between Trak Auto and Robert H. Thomas dated as of June 2, 1997.

10.43 Demand Promissory Note between Bridgeview Warehouse, L.L.C., a Dart subsidiary and Trak Auto dated November 19, 1997.

10.44 Amended and Restated Loan Agreement dated April 28, 1998 and Pledge Agreement dated January 27, 1998 between Trak Auto and Dart.

11        Statement on Computation of Per Share Net Income.

21        Subsidiaries of Trak Auto Corporation

23        Consent of Independent Public Accountants

27        Financial Statement Schedules

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

(b)       Reports on Form 8-K

          Trak Auto filed two Current Reports on Form 8-K during the fourth quarter of the fiscal year ended January 31, 1998

          1. Trak Auto filed a Current Report on Form 8-k on November 5, 1997 reporting under Item 5 (Other Events) a change in the composition of Trak Auto's Board of Directors and that Richard B. Stone had assumed the position of Acting Chief Executive Officer.

          2. Trak Auto filed a Current Report on Form 8-K on December 23, 1997 reporting under Item 2 (Acquisition or Disposition of Assets) the closing of the sale of Trak Auto's California operations and Item 7
                   (Financial Statements and Exhibits) proforma financial statements to reflect the sale.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRAK AUTO CORPORATION


Date: May 1, 1998                 By: R. Keith Green
      -----------------------         ---------------------------------
                                      R. Keith Green
                                      Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 1, 1998                     R. Keith Green
      -----------------------         --------------------------------
                                      R. Keith Green
                                      Director and President


Date: May 1, 1998                     Richard B. Stone
      -----------------------         --------------------------------
                                      Richard B. Stone
                                      Chairman of the Board of Directors
                                        and Chief Executive Officer


Date: May 1, 1998                     Harry M. Linowes
      -----------------------         --------------------------------
                                      Harry M. Linowes
                                      Director


Date: May 1, 1998                     Howard M. Metzenbaum
      -----------------------         --------------------------------
                                      Howard M. Metzenbaum
                                      Director


Date: May 1, 1998                     David B. MacGlashan
      -----------------------         --------------------------------
                                      David B. MacGlashan
                                      Senior Vice President and
                                        Chief Financial Officer

                             TRAK AUTO CORPORATION

                                 Exhibit Index


Exhibit

10.42            Employment Agreement between Trak Auto and Robert
                 H. Thomas dated as of June 2, 1997.

10.43 Demand Promissory Note between Bridgeview Warehouse, L.L.C., a Dart subsidiary and Trak Auto dated November 19, 1997.

10.44 Amended and Restated Loan Agreement dated April, 28, 1998 and Pledge Agreement dated January 27, 1998 between Trak Auto and Dart.

11               Statement on Computation of Per Share Net Income

21               Subsidiaries of Trak Auto Corporation

23               Consent of Independent Public Accountants

27               Financial Statement Schedules