Form 10-K/A
period 1998-01-31
TRAK AUTO CORP
filed 1998-05-13
CIK 716438

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
(Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended   January 31, 1998
                                           ------------------

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

This Amendment No. 1 amends the registrant's Annual Report on Form 10-K (the "Form 10-K") for the year ended January 31, 1998, which was filed on May 1, 1998.

The Form 10-K is hereby amended and replaced in its entirety, as the result of a technical error that caused a page to be omitted from the financial statements.

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





                              ARTHUR ANDERSEN LLP



Washington, D.C.
April 28, 1998

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                  January 31,   February 1,
                                                     1998          1997
                                                 ------------- -------------
ASSETS

 Current Assets:
   Cash and equivalents                           $   5,914    $   5,782
     Short-term instruments                          11,973        5,941
   Marketable debt securities                           666        2,479
   Accounts receivable                                8,653        6,841
   Note Receivable from Dart Group                    3,215          -
   Merchandise inventories                           67,027      106,193
   Prepaid income taxes                               3,670          -
   Deferred income taxes                              9,844        6,494
   Other current assets                               3,194        3,083
                                                  ---------    ---------
     Total Current Assets                           114,156      136,813
                                                  ---------    ---------


 Property and Equipment, at cost:
   Furniture, fixtures and equipment                 54,767       63,675
   Leasehold improvements                             9,970       12,103
   Property under capital leases                     22,032       22,032
                                                  ---------    ---------
                                                     86,769       97,810
 Accumulated Depreciation and Amortization           50,513       49,876
                                                  ---------    ---------
                                                     36,256       47,934
                                                  ---------    ---------

 Other Assets                                            93        1,502
                                                  ---------    ---------

 Note Receivable from Dart Group                     15,000          -
                                                  ---------    ---------

 Deferred Income Taxes                                8,001        5,971
                                                  ---------    ---------

 Total Assets                                     $ 173,506    $ 192,220
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


Date: May 13, 1998                By: R. Keith Green
      -----------------------         ---------------------------------
                                      R. Keith Green
                                      Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 13, 1998                    R. Keith Green
      -----------------------         --------------------------------
                                      R. Keith Green
                                      Director and President


Date: May 13, 1998                    Richard B. Stone
      -----------------------         --------------------------------
                                      Richard B. Stone
                                      Chairman of the Board of Directors
                                        and Chief Executive Officer


Date:
      -----------------------         --------------------------------
                                      Harry M. Linowes
                                      Director


Date:
      -----------------------         --------------------------------
                                      Howard M. Metzenbaum
                                      Director


Date: May 13, 1998                    David B. MacGlashan
      -----------------------         --------------------------------
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