Form 10-K/A
period 1998-01-31
TRAK AUTO CORP
filed 1998-06-01
CIK 716438

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                               (Amendment No. 2)
(Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended   January 31, 1998
                                           ------------------

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from          to
                                                        --------     ---------

Commission file number    0-12202
                        -----------

                              TRAK AUTO CORPORATION
------------------------------------------------------------------------------

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
                                                     -----------------------
Securities registered pursuant to Section 12(b) of the Act:           NONE
                                                                    --------
Securities registered pursuant to Section 12(g) of the Act  :

                     Common Stock, Par Value $.01 Per Share
----------------------------------------------------------------------------
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

                      DOCUMENTS INCORPORATED BY REFERENCE

1998 Information Statement . . . . . . . . Part III Items 10-13.

This Amendment No. 2 amends the registrant's Annual Report on Form 10-K (the "Form 10-K") for the year ended January 31, 1998, which was filed on May 13, 1998. All capitalized terms not otherwise defined herein shall have the meanings assigned to such terms in the Form 10-K.

The first sentence under Part III of the Form 10-K is hereby deleted and replaced in its entirety with the following:

         The following Items 10 through 13 are incorporated herein by reference to the Company's definitive Information Statement to be filed with Commission pursuant to Regulation 14 F-1, a copy of which is attached as Exhibit A.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRAK AUTO CORPORATION

Date: June 1, 1998                By: R. Keith Green
      ------------------------        ---------------------------------
                                      R. Keith Green
                                      Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 1, 1998                    R. Keith Green
      ------------------------        --------------------------------
                                      R. Keith Green
                                      Director and President

Date: June 1, 1998                    Richard B. Stone
      ------------------------        --------------------------------
                                      Richard B. Stone
                                      Chairman of the Board of Directors
                                        and Chief Executive Officer

Date: June 1, 1998                    Harry M. Linowes
      ------------------------        --------------------------------
                                      Harry M. Linowes
                                      Director

Date: June 1, 1998                    Howard M. Metzenbaum
      ------------------------        --------------------------------
                                      Howard M. Metzenbaum
                                      Director

Date: June 1, 1998                    John C. Belknap
      ------------------------        --------------------------------
                                      John C. Belknap
                                      Director

Date: June 1, 1998                    John E. Stokley
      ------------------------        --------------------------------
                                      John E. Stokley
                                      Director

Date: June 1, 1998                    Alec C. Covington
      ------------------------        --------------------------------
                                      Alec C. Covington
                                      Director

Date: June 1, 1998                    David B. MacGlashan
      ------------------------        --------------------------------
                                      David B. MacGlashan
                                      Senior Vice President and
                                        Chief Financial Officer