Form 10-Q
period 1998-05-02
TRAK AUTO CORP
filed 1998-06-16
CIK 716438

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                                   (Mark One)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   May 2, 1998
                                                              -----------

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from        to
                                                            -------   ------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              --------  --------

At June 15, 1998, the registrant had 5,909,179 shares of Common Stock, $.01 par value per share, outstanding.

                                     PART I

Item 1.  Financial Statements

The consolidated financial statements included herein have been prepared by Trak Auto Corporation ("Trak Auto") without audit, (except for the consolidated balance sheet as of January 31, 1998, which has been derived from the audited consolidated balance sheet as of that date) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Trak Auto believes that the disclosures are adequate to make the information presented not misleading.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Trak Auto's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             (dollars in thousands)

                                                      Thirteen Weeks Ended
                                                     ----------------------
                                                       May 2,      May 3,
                                                        1998        1997
                                                     ----------  ----------
Sales                                                 $ 53,323    $ 81,605
Interest and other income                                  603         153
                                                      --------    --------
                                                        53,926      81,758
                                                      --------    --------
Expenses:
  Cost of sales, store occupancy and
    warehousing                                         42,240      62,265
  Selling and administrative                            15,054      17,467
  Depreciation and amortization                          1,021       2,059
  Interest expense                                         936         923
  Closed store reversal                                   (990)        -
                                                      --------    --------
                                                        58,261      82,714
                                                      --------    --------

Loss before income taxes                                (4,335)       (956)
Income taxes (benefit)                                  (1,561)       (258)
                                                      --------    --------
Net loss                                              $ (2,774)   $   (698)
                                                      ========    ========
Per share data:
  Basic earnings (loss) per share                     $   (.47)   $   (.12)
  Diluted earnings (loss) per share                       (.47)       (.12)

Weighted average common shares and
  common share equivalents outstanding
  Basic                                                  5,909       5,909
  Diluted                                                5,909       5,909

The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    (Unaudited)   (Audited)
                                                       May 2,    January 31,
ASSETS                                                  1998        1998
                                                     ----------  ----------
Current Assets:
  Cash                                                $  6,782    $  5,914
    Short-term instruments                               2,127      11,973
  Marketable debt securities                               657         666
  Accounts receivable                                    5,866       8,653
  Note Receivable from Dart Group                        3,159       3,215
  Merchandise inventories                               66,871      67,027
  Prepaid income taxes                                   4,086       3,670
  Deferred income taxes                                  7,736       9,844
  Other current assets                                   3,961       3,194
                                                      --------    --------
    Total Current Assets                               101,245     114,156
                                                      --------    --------
Property and Equipment, at cost:
  Furniture, fixtures and equipment                     54,664      54,767
  Leasehold improvements                                10,037       9,970
  Property under capital leases                         22,032      22,032
                                                      --------    --------
                                                        86,733      86,769
Accumulated Depreciation
  and Amortization                                      51,456      50,513
                                                      --------    --------
                                                        35,277      36,256
                                                      --------    --------

Other Assets                                                77          93
                                                      --------    --------

Note Receivable from Dart Group                         15,000      15,000
                                                      --------    --------

Deferred Income Taxes                                   10,900       8,001
                                                      --------    --------

Total Assets                                          $162,499    $173,506
                                                      ========    ========



The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                    (Unaudited)   (Audited)
                                                       May 2,    January 31,
                                                        1998        1998
                                                     ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade                             $ 34,178    $ 41,325
  Accrued expenses -
    Salary and benefits                                 11,104      11,177
    Taxes other than income                              4,853       5,518
    Other                                               13,262      11,688
  Current portion of obligations under
    capital leases                                         282         282
  Due to affiliate                                         445         177
                                                      --------    --------
    Total Current Liabilities                           64,124      70,167
                                                      --------    --------

Obligations Under Capital Leases                        26,803      26,846
                                                      --------    --------
Reserve for Closed Stores and
  Restructuring                                          8,609      10,751
                                                      --------    --------
    Total Liabilities                                   99,536     107,764
                                                      --------    --------
Commitments and Contingencies

Stockholders' Equity:
  Common stock, par value $.01 per
    share; 15,000,000 shares authorized;
    6,437,869 shares issued                                 64          64
  Paid-in capital                                       46,481      46,481
  Unrealized investment gains                                2           7
  Retained earnings                                     25,143      27,917
  Treasury stock, 528,690 shares
    of common stock, at cost                            (8,727)     (8,727)
                                                      --------    --------
    Total Stockholders' Equity                          62,963      65,742
                                                      --------    --------
Total Liabilities and Stockholders'
  Equity                                              $162,499    $173,506
                                                      ========    ========


The accompanying notes are an integral part of these balance sheets.

                    TRAK AUTO CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS, (Unaudited)
                            (dollars in thousands)

                                                      Thirteen Weeks Ended
                                                     ----------------------
                                                       May 2,      May 3,
                                                        1998        1997
                                                     ----------  ----------
Cash Flows from Operating Activities:
  Net income (loss)                                   $ (2,774)   $   (698)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                        1,021       2,059
    Provision for closed store                            (990)         66
    Interest in excess of capital lease payments           -            88
  Change in assets and liabilities:
    Accounts receivable                                  2,787       1,208
    Merchandise inventories                                156      (2,979)
    Prepaid income taxes                                  (416)        -
    Other current assets                                  (767)        (73)
    Deferred income taxes                                 (791)       (229)
    Other assets                                            16          66
    Accounts payable, trade                             (7,148)      3,611
    Accrued expenses                                       844        (354)
    Due to affiliate                                       268         127
    Income taxes payable                                   -          (152)
    Reserve for closed stores                           (1,092)       (293)
                                                      --------    --------
      Net cash provided by (used in) operating
        activities                                    $ (8,886)   $  2,447
                                                      --------    --------
Cash Flows from Investing Activities:
  Capital expenditures                                $   (105)   $   (649)
  Payments on note receivable from Dart Group               56         -
  Maturities of United States Treasury Notes               -         1,150
                                                      --------    --------
      Net cash provided by (used for) investing
        activities                                    $    (49)   $    501
                                                      --------    --------
Cash Flows from Financing Activities:
  Principal payments under capital
    lease obligations                                 $    (43)   $    (52)
                                                      --------    --------
      Net cash used for financing activities          $    (43)   $    (52)
                                                      --------    --------

Net Increase (Decrease) in Cash and Equivalents       $ (8,978)   $  2,896
Cash and Equivalents at Beginning of Period             17,887      11,723
                                                      --------    --------
Cash and Equivalents at End of Period                 $  8,909    $ 14,619
                                                      ========    ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during quarter for:
    Interest                                          $    936    $    923


The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          May 2, 1998 and May 3, 1997
                                  (Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements reflect the accounts of Trak Auto Corporation ("Trak Auto") and its wholly-owned subsidiaries. Trak Auto and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail stores in the United States. The unaudited statements as of May 2, 1998 and May 3, 1997 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company as of May 2, 1998 and May 3, 1997 and the results of operations and cash flows for the periods indicated.

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

The results of operations for the 13 weeks ended May 2, 1998 are not necessarily indicative of the results to be achieved for the fiscal year ended January 30, 1999.

NOTE 2 - EARNINGS PER SHARE

The computation of diluted earnings per share is based on the weighted average number of common shares and common stock equivalents outstanding during the periods presented. Common Stock equivalents were anti-dilutive for all periods presented. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, in the fourth quarter of fiscal 1998 and has restated all previously presented earnings per share. Dilutive stock options represent the only difference between basic and diluted earnings per share.

NOTE 3 - INTERIM INVENTORY ESTIMATES

The Company's inventories are priced at the lower of last-in, first-out cost or market. At May 2, 1998 and January 31, 1998, inventories determined on a first-in, first-out basis would have been greater by $3,862,000 and $3,846,000, respectively.

The Company takes a physical count of its store inventories semi-annually and the Company uses a gross profit method combined with available perpetual inventory information to determine inventories for quarters when complete physical counts are not taken. The Company did not take a physical inventory for the 13 weeks ended May 2, 1998.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                          May 2, 1998 and May 3, 1997
                                  (Unaudited)


NOTE 4 - CREDIT AGREEMENT

In December 1996, the Company entered into a revolving credit facility (the "Facility") with a finance company to borrow up to $25.0 million. The Company intends to use proceeds from borrowings under the Facility for working capital and other corporate purposes. The Facility has an original term of three years. Borrowings under the Facility bear interest at rates ranging from prime rate minus 0.50% to prime rate plus 0.25%, for prime rate loans, and LIBOR plus 1.5% to LIBOR plus 2.25%, for LIBOR loans. Interest rates are based upon the Company's ratio of debt to tangible net worth. Borrowings are limited to eligible inventory levels, as defined, and are secured by the Company's inventory, accounts receivable and proceeds from the sale of such assets. The Facility contains certain restrictive covenants including limitations on additional indebtedness and advances to affiliates and includes an interest rate that fluctuates with the Company's ratio of funded debt to equity.

Interest on prime rate loans is payable monthly. Interest and principal on LIBOR loans is payable between one and six months from the borrowing date. LIBOR loans are subject to a prepayment penalty and may be continued for a subsequent one to six month period. LIBOR loans may be converted to prime rate loans and vice versa. The Facility includes a facility fee of .25% per annum on the unused principal balance, as defined. No single advance may be outstanding for more than 36 months. The Company may terminate the Facility upon 60-days prior written notice to the lender and the lender may terminate it as of December 18, 1999 or on any anniversary date thereafter upon 60-days prior written notice to the Company.

In addition, the Company has a $750,000 commercial letter of credit facility for use in importing merchandise.

At May 2, 1998, there had been no borrowing under the Facility and no borrowings under the letters of credit facility.

NOTE 5 - TRANSACTIONS WITH AFFILIATE

The Company entered into a loan agreement on January 27, 1998 with Dart Group Corporation ("Dart"), which owns approximately 67.1% of the Company's common stock. The agreement was subsequently amended on April 28, 1998. Under the terms of the loan agreement, Dart borrowed $15.0 million, the repayment of which is secured by the common stock of Trak Auto. The loan bears interest at a rate equal to the prime rate as set forth in The Wall Street Journal, plus one and one-half percent (1.5%). Interest is payable monthly and the principal is payable in two equal installments on February 3, 1999 and July 31, 1999.

In addition, the Company advanced Dart approximately $3.3 million in November 1997, which was evidenced by a promissory note. In May 1998, Dart repaid the advance.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                          May 2, 1998 and May 3, 1997
                                  (Unaudited)



NOTE 6 - MERGER

Merger of Dart

On April 9, 1998, Dart entered into an Agreement and Plan of Merger (the "Merger Agreement") with Richfood Holdings, Inc. ("Richfood Holdings") and a subsidiary of Richfood Holdings ("Acquisition Subsidiary"). Pursuant to the terms of the Merger Agreement, Richfood Holdings (i) made a cash tender offer (the "Offer") for all the issued and outstanding shares of common stock of Dart at a price of $160.00 per share and (ii) caused Acquisition Subsidiary to merge with and into Dart (the "Merger") in a transaction in which Dart became a wholly owned subsidiary of Richfood Holdings. The Offer closed on May 13, 1998 and the Merger was effective on May 18, 1998. As a result of the Offer and the Merger, Richfood Holdings indirectly owns 67.1% of the outstanding Common Stock of the Company.

Richfood Holdings has expressed its intent to cause Dart to divest its ownership of the Company as soon as practicable. The impact, if any, resulting from a divestiture of the Company by Dart has not been considered in these financial statements.

NOTE 7 - LITIGATION

In January 1998, Trak Auto was named as a defendant in two class action lawsuits (Richard Amezcua, Augustin Dominquez, and other members of the general public similarly situated v. Trak Auto Corporation, Superior Court of California. Action No. BC183900) and (D'Artanyon Tett, Linda Wendt and individuals on behalf of themselves and all others similarly situated v. Trak Auto Corporation., Superior Court of the State of California. Action No. BC 186931) involving former California employees of the Company alleging improper wage and hour practices. The suit claims that former salaried employees should have been paid overtime. Management and outside legal counsel are in the process of evaluating these claims. The Company is unable to express an opinion as to the merit, if any, or potential liability, if any, of these lawsuits as of the filing date of this report.

NOTE 8 - SALE OF CALIFORNIA OPERATIONS

In October 1997, Trak Auto entered into an agreement with CSK Auto, Inc. ("CSK") pursuant to which Trak Auto agreed to sell to CSK its interest in its California operations (including inventory, store fixtures and the assignment of store leases). Trak Auto and CSK closed the transaction in December 1997 for an aggregate purchase price of approximately $32.8 million. The Company realized a pre-tax loss of approximately $8.2 million on the transaction.

NOTE 9 - PITTSBURGH MARKET

On January 31, 1998, Trak Auto closed its 15 stores in the Pittsburgh Pennsylvania market and recorded a provision for closed stores of approximately $14.9 million. During the 13 weeks ended May 2, 1998, Trak Auto reversed approximately $1.0 million of this reserve as a result of negotiating favorable lease terminations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Outlook

Except for historical information, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Actual results may differ materially due to a variety of factors, including, without limitation, the ability of the Company to open new stores and close other stores, the sufficiency of recorded reserves for store closings, the availability of capital to fund operations, the effect of national and regional economic conditions and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

In connection with its acquisition of Dart, Richfood Holdings has expressed its intent to cause Dart to divest its ownership of the Company as soon as practicable (see Note 6 to the Consolidated Financial Statements). The Company has formed an independent committee of the Board of Directors and engaged a financial advisor to pursue strategic alternatives with respect to the disposition of Dart's ownership of the Company that are intended to maximize value to all of the Company's shareholders in connection with such disposition. Such transaction could take one or more of the following forms: (i) a sale of Dart's equity interest in the Company, or a distribution of such equity interest to Richfood Holdings to be followed by a spin-off of such equity interest to Richfood Holdings' shareholders; (ii) a sale of all the outstanding equity of the Company pursuant to a merger, tender offer or other share exchange; (iii) a sale of all or substantially all of the assets of the Company, followed by a distribution of the net proceeds thereof to the Company's stockholders; (iv) a recapitalization of the Company; or (v) a liquidation of the Company. There can be no assurance that any transaction will be effected or, if effected, will be at a price in excess of the current market price per common share.

The Company believes that its Super Trak superstore concept represents the strongest segment of its business and anticipates that all of its new stores will be opened as Super Trak stores in existing and possibly new markets. In the past, superstores that were converted from Classic Trak stores have generated higher sales and higher gross margins as a result of a change in product mix (increased hard parts). The Company believes that as superstores mature, operating expenses as a percentage of sales will decrease.

The Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores. The Company may from time to time close, relocate or sell stores (or groups of stores) that are not satisfying certain performance objectives. As a result of this ongoing review, in December 1997, the Company sold its California operations and on January 31, 1998 the Company closed 15 stores in Pittsburgh, Pennsylvania.

The automotive aftermarket is a highly competitive market place. As a result, the industry is consolidating with independent operators and small chains that are either going out of business or being acquired by larger competitors. Additionally, the do-it-yourself customer base is shrinking due to the increased complexity of automobiles, the increased incidence of leasing, and the availability of well maintained leased vehicles entering the used car market. Management believes that the markets in which it operates will remain highly competitive in the foreseeable future.

Liquidity and Capital Resources

Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, decreased by $8,978,000 to $8,909,000 at May 2, 1998 from $17,887,000 at January 31, 1998. The decrease was primarily due to funding the current period operating loss and payments on year end accounts payable balances from the California and Pittsburgh, Pennsylvania markets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Operating activities used $8,886,000 of the Company's funds during the 13 weeks ended May 2, 1998 compared to providing $2,447,000 during the 13 weeks ended May 3, 1997. The change was primarily due to funding the current period operating loss and payments on year end accounts payable balances from the California and Pittsburgh, Pennsylvania markets.

Investing activities used $49,000 of the Company's working capital during the 13 weeks ended May 2, 1998 compared to providing $501,000 to the Company during the 13 weeks ended May 3, 1997. The change was due to the maturities of United States Treasury Notes last year. Capital expenditures decreased from $649,000 last year to $105,000 this year.

Financing activities used $43,000 of the Company's funds during the 13 weeks ended May 2, 1998 for payments for capital lease obligations.

The Company funds its requirements for working capital and capital expenditures with net cash generated from operations, existing cash resources, expected income tax refunds and, if necessary, borrowings under the Company's revolving credit facility. The Company's primary capital requirements relate to remodelings and new store openings (including purchases of inventory and the costs of store fixtures and leasehold improvements). As of May 2, 1998, the Company had entered into a lease agreement to open one new store.

Results of Operations

13 Weeks Ended May 2, 1998 Compared to the 13 Weeks Ended May 3, 1997

The Company sold its California operations and closed its stores in the Pittsburgh, Pennsylvania market during fiscal 1998. These stores represented in the aggregate $28.0 million in sales during the 13 weeks ended May 3, 1997. The Company has not restated the 13 weeks ended May 3, 1997 on a pro forma basis.

During the 13 weeks ended May 2, 1998, Trak Auto opened three Super Trak stores and closed or converted three Classic Trak stores. At May 2, 1998, Trak Auto had 181 stores, including 90 Super Trak stores and 26 Super Trak Warehouse stores.

Sales of $53,323,000 for the 13 weeks ended May 2, 1998 decreased by $28,282,000 or 34.7% compared to the 13 weeks ended May 3, 1997. The decrease was primarily due to Trak Auto's sale of its California operations in December 1997 and closure of its Pittsburgh, Pennsylvania stores on January 31, 1998. Comparable sales (stores open more than one year) decreased 2.2% in the 13 weeks ended May 2, 1998 compared to the 13 weeks ended May 3, 1997. The decrease in comparable sales was primarily due to an increase in competition in the markets in which the Company operates. Sales for comparable Super Trak Warehouse stores decreased 3.2% in the 13 weeks ended May 2, 1998. Sales for comparable Super Trak stores decreased 1.6% in the 13 weeks ended May 2, 1998. Sales for comparable Classic Trak stores decreased 2.8% in the 13 weeks ended May 2, 1998. Sales for Super Trak and Super Trak Warehouse stores represented 72.6% of total sales during the 13 weeks ended May 2, 1998 compared to 68.1% for the 13 weeks ended May 3, 1997.

Interest and other income increased by $450,000 to $603,000 in the 13 weeks ended May 2, 1998 when compared to the 13 weeks ended May 3, 1997. The increase was primarily due to interest received from Dart on outstanding loan balances (see Note 6 to the Consolidated Financial Statements).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 79.2% in the 13 weeks ended May 3, 1998 compared to 76.3% in the 13 weeks end May 3, 1997. The increase was primarily due to a decrease in gross profit as a result of an unfavorable change in the sales mix and increased promotional items and to higher occupancy and merchandising costs as a percentage of sales.

Selling and administrative expenses as a percentage of sales were 28.2% in the 13 weeks ended May 2, 1998 compared to 21.4% in the 13 weeks ended May 3, 1997. The increase was primarily due to increased advertising costs and provision for contingencies. In addition, corporate expenses increased as a percentage of sales. Corporate expenses remained the same as the prior year while sales decreased as a result of the sale and closure of the California and Pittsburgh, Pennsylvania operations, respectively.

Depreciation and amortization expenses decreased $1,038,000, or 50.4%, in the 13 weeks ended May 2, 1998 compared to the 13 weeks ended May 3, 1997. The decrease was due to the reduction in fixed assets as a result of the sale of the California operations and closing the Pittsburgh, Pennsylvania stores.

Interest expense increased $13,000, or 1.4%, in the 13 weeks ended May 2, 1998 compared to the 13 weeks ended May 3, 1997.

During the 13 weeks ended May 2, 1998, the Company reversed approximately $990,000 of its closed store reserve as a result of negotiating favorable terminations for lease obligation for stores closed in the Pittsburgh, Pennsylvania market.

The net loss of $2,774,000 in the 13 weeks ended May 2, 1998 compared to the net loss of $698,000 in the 13 weeks ended May 3, 1997 was primarily due to the decrease in gross profit and increase in selling and administrative expenses as a percentage of sales and was partially offset by the closed store reversal.

During the 13 weeks ended May 2, 1998, the Company recorded an income tax benefit of $1,561,000. The Company generated a net operating loss of $3,551,000, of which $1,063,000 can be carried back to prior tax years and $2,488,000 can be carried forward. The net operating loss carryforward will expire in fiscal year 2004.

Year 2000 Compliance

Trak Auto is currently in the process of conducting a review of the impact of the Year 2000 on its information systems, as well as reviewing its impact on relationships with key customers and vendors. Based on the results to date of this review, much of the Company's store hardware and software will have to be replaced in order to be Year 2000 compliant. Additionally, the Company's warehouse distribution and merchandising system is not Year 2000 compliant and could potentially begin to affect operations as early as fiscal 1999. The Company is considering a plan to ensure minimal disruption to the Company, however, there can be no guarantee that the plan will be adopted in its current form or that there will be sufficient time to implement the plan by the Year 2000. The aggregate costs associated with the plan are currently estimated at $5.7 million for the store related hardware and software plus unidentified internal and contracted labor costs to modify and enhance store, warehouse

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

distribution and merchandising systems.

                                    PART II

Item 1.  Legal Proceedings

Material legal proceedings pending against Trak Auto are described in its Annual Report on Form 10-K for the year ended January 31, 1998 (the "Annual Report"). There have been no material developments in any legal proceedings reported in the Annual Report.

Item 6.  Exhibits and Reports on Form 8-K

(A)    Exhibits

       27        Financial Data Schedule

(B)    Reports on Form 8-K

       Subsequent to May 2, 1998, Trak Auto Corporation filed one Current Report on Form 8-K.

       On May 28, 1998, Trak Auto Corporation filed a Current Report on Form 8-K reporting under Item 1.-Changes in Control of Registrant, that Richfood Holdings, Inc. ("Richfood") had acquired control of the Company. In addition, the size of the Board of Directors was increased from four to seven members and Messrs. John E. Stokely, John C. Belknap and Alec C. Covington, each of whom is an executive officer of Richfood, were elected to the Board.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRAK AUTO CORPORATION


Date: June 15, 1998                By:  R. KEITH GREEN
      ----------------------            -----------------------------
                                        R. KEITH GREEN
                                        President




Date: June 15, 1998                By:  DAVID B. MACGLASHAN
      ----------------------            -----------------------------
                                        DAVID B. MACGLASHAN
                                        Senior Vice President and
                                        Chief Financial Officer