Form 10-Q/A
period 1998-05-02
TRAK AUTO CORP
filed 1998-06-18
CIK 716438

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-Q/A

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

                                     PART I

This Amendment No. 1 amends the registrant's Quarterly Report on Form 10-Q (the "Form 10-Q") for the quarter ended May 2, 1998 which was filed on June 16, 1998. The Form 10-Q is hereby amended and replaced in its entirety.

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

Selling and administrative expenses as a percentage of sales were 28.2% in the 13 weeks ended May 2, 1998 compared to 21.4% in the 13 weeks ended May 3, 1997. The increase was primarily due to increased advertising costs and a $2.0 million provision for non-recurring contingencies. In addition, corporate expenses increased as a percentage of sales. Corporate expenses remained the same as the prior year while sales decreased as a result of the sale and closure of the California and Pittsburgh, Pennsylvania operations, respectively.

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


Date: June 18, 1998                By:  R. KEITH GREEN
      ----------------------            -----------------------------
                                        R. KEITH GREEN
                                        President




Date: June 18, 1998                By:  DAVID B. MACGLASHAN
      ----------------------            -----------------------------
                                        DAVID B. MACGLASHAN
                                        Senior Vice President and
                                        Chief Financial Officer