Form 10-Q
period 1998-08-01
TRAK AUTO CORP
filed 1998-09-15
CIK 716438

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   August 1, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from __________ to
    ___________

Commission file number 0-12202
                       -------

                            TRAK AUTO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                               52-1281465
-----------------------------------------------   ----------------------
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

At September 14, 1998, the registrant had 5,909,179 shares of Common Stock, $.01 par value per share, outstanding.

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             (dollars in thousands)


                                         Thirteen             Twenty-Six
                                        Weeks Ended           Weeks Ended
                                   --------------------- ---------------------
                                    August 1,  August 2,  August 1,  August 2,
                                      1998       1997       1998       1997
                                   ---------- ---------- ---------- ----------
Sales                               $ 59,071   $ 90,523   $112,394   $172,128
Interest and other income                530        243      1,133        396
                                    --------   --------   --------   --------
                                      59,601     90,766    113,527    172,524
                                    --------   --------   --------   --------

Expenses:
  Cost of sales, store occupancy
    and warehousing                   46,482     69,869     88,722    132,134
  Selling and administrative          14,811     20,172     29,865     37,639
  Depreciation and amortization        1,095      1,801      2,116      3,860
  Interest expense                       937        941      1,873      1,864
  Closed store reversal                 (578)       -       (1,568)       -
                                    --------   --------   --------   --------
                                      62,747     92,783    121,008    175,497
                                    --------   --------   --------   --------


Loss before income taxes              (3,146)    (2,017)    (7,481)    (2,973)
Income taxes (benefit)                (1,394)    (1,074)    (2,955)    (1,332)
                                    --------   --------   --------   --------
Net loss                            $ (1,752)  $   (943)  $ (4,526)  $ (1,641)
                                    ========   ========   ========   ========

Per share data:
  Basic loss per share              $   (.30)  $   (.16)  $   (.77)  $   (.28)
  Diluted loss per share                (.30)      (.16)      (.77)      (.28)

Weighted average common shares
  and common share equivalents
  outstanding
  Basic                                5,909      5,909      5,909      5,909
  Diluted                              5,909      5,909      5,909      5,909


                The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    (Unaudited)   (Audited)
                                                     August 1,   January 31,
ASSETS                                                  1998        1998
                                                     ----------  ----------
Current Assets:
  Cash                                                $  7,453    $  5,914
    Short-term instruments                               5,827      11,973
  Marketable debt securities                               612         666
  Accounts receivable                                    6,302       8,653
  Note Receivable from Dart Group                       15,000       3,215
  Merchandise inventories                               64,191      67,027
  Prepaid income taxes                                   4,146       3,670
  Deferred income taxes                                  7,871       9,844
  Other current assets                                   4,368       3,194
                                                      --------    --------
    Total Current Assets                               115,770     114,156
                                                      --------    --------

Property and Equipment, at cost:
  Furniture, fixtures and equipment                     54,487      54,767
  Leasehold improvements                                 9,929       9,970
  Property under capital leases                         22,032      22,032
                                                      --------    --------
                                                        86,448      86,769
Accumulated Depreciation
  and Amortization                                      52,279      50,513
                                                      --------    --------
                                                        34,169      36,256
                                                      --------    --------

Other Assets                                                59          93
                                                      --------    --------

Note Receivable from Dart Group                            -        15,000
                                                      --------    --------

Deferred Income Taxes                                   12,125       8,001
                                                      --------    --------

Total Assets                                          $162,123    $173,506
                                                      ========    ========



The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                    (Unaudited)   (Audited)
                                                     August 1,   January 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1998        1998
                                                     ----------  ----------
Current Liabilities:
  Accounts payable, trade                             $ 35,440    $ 41,325
  Accrued expenses -
    Salary and benefits                                 10,555      11,177
    Taxes other than income                              5,281       5,518
    Other                                               15,248      11,688
  Current portion of obligations under
    capital leases                                         282         282
  Due to affiliate                                         -           177
                                                      --------    --------
    Total Current Liabilities                           66,806      70,167
                                                      --------    --------

Obligations Under Capital Leases                        26,760      26,846
                                                      --------    --------
Reserve for Closed Stores and
  Restructuring                                          7,348      10,751
                                                      --------    --------
    Total Liabilities                                  100,914     107,764
                                                      --------    --------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, par value $.01 per
    share; 15,000,000 shares authorized;
    6,437,869 shares issued                                 64          64
  Paid-in capital                                       46,481      46,481
  Unrealized investment gains                              -             7
  Retained earnings                                     23,391      27,917
  Treasury stock, 528,690 shares
    of common stock, at cost                            (8,727)     (8,727)
                                                      --------    --------
    Total Stockholders' Equity                          61,209      65,742
                                                      --------    --------
Total Liabilities and Stockholders'
  Equity                                              $162,123    $173,506
                                                      ========    ========


The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (Unaudited)
                             (dollars in thousands)

                                                      Twenty-six Weeks Ended
                                                     ------------------------
                                                      August 1,   August 2,
                                                        1998        1997
                                                     ----------  ----------
Cash Flows from Operating Activities:
  Net loss                                            $ (4,526)   $ (1,641)
  Adjustments to reconcile loss to net cash
    provided by operating activities:
    Depreciation and amortization                        2,116       3,860
    Provision for closed stores                         (1,568)        -
    Interest in excess of capital lease payments           -           176
  Change in assets and liabilities:
    Accounts receivable                                  2,351       1,632
    Merchandise inventories                              2,836         445
    Due from affiliate                                     -          (109)
    Prepaid income taxes                                  (476)        -
    Other current assets                                (1,174)        104
    Deferred income taxes                               (2,151)       (478)
    Other assets                                            34         133
    Accounts payable, trade                             (5,885)      3,824
    Accrued expenses                                     2,704      (1,338)
    Due to affiliate                                      (177)        (18)
    Income taxes payable                                   -          (892)
    Reserve for closed stores                           (1,438)       (542)
                                                      --------    --------
      Net cash provided by (used for) operating
        activities                                    $ (7,354)   $  5,156
                                                      --------    --------

Cash Flows from Investing Activities:
  Capital expenditures                                $   (432)   $ (1,189)
  Maturities of United States Treasury Bills               -            50
  Proceeds from repayment of note receivable
    from Dart Group                                      3,215         -
  Sale/Maturities of marketable debt securities             50         502
  Sale/Maturities of United States Treasury Notes          -         1,150
                                                      --------    --------
      Net cash provided by investing activities       $  2,833    $    513
                                                      --------    --------

Cash Flows from Financing Activities:
  Principal payments under capital
    lease obligations                                 $    (86)   $   (105)
                                                      --------    --------
      Net cash used for financing activities          $    (86)   $   (105)
                                                      --------    --------

Net Increase (Decrease) in Cash and Equivalents       $ (4,607)   $  5,564
Cash and Equivalents at Beginning of Period             17,887      11,723
                                                      --------    --------
Cash and Equivalents at End of Period                 $ 13,280    $ 17,287
                                                      ========    ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                          $  1,873    $  1,864


        The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       August 1, 1998 and August 2, 1997
                                  (Unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements reflect the accounts of Trak Auto Corporation ("Trak Auto") and its wholly-owned subsidiaries. Trak Auto and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail stores in the United States. The unaudited statements as of August 1, 1998 and August 2, 1997 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company as of August 1, 1998 and August 2, 1997 and the results of operations and cash flows for the periods indicated.

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

The results of operations for the 26 weeks ended August 1, 1998 are not necessarily indicative of the results to be achieved for the fiscal year ended January 30, 1999.

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

NOTE 3 - INTERIM INVENTORY ESTIMATES

The Company's inventories are priced at the lower of last-in, first-out cost or market. As of August 1, 1998 and January 31, 1998, inventories determined on a first-in, first-out basis would have been greater by $3,908,000 and $3,846,000, respectively.

The Company takes a physical count of its store inventories semi-annually and the Company uses a gross profit method combined with available perpetual inventory information to determine inventories for quarters when complete physical counts are not taken. The Company took a physical inventory at all of its stores during the 13 weeks ended August 1, 1998.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                       August 1, 1998 and August 2, 1997
                                  (Unaudited)

NOTE 4 - CREDIT AGREEMENT

In December 1996, the Company entered into a revolving credit facility (the "Facility") with a finance company to borrow up to $25.0 million. The Company intends to use proceeds from borrowings under the Facility for working capital and other corporate purposes. The Facility has an original term of three years. Borrowings under the Facility bear interest at rates ranging from prime rate minus 0.50% to prime rate plus 0.25%, for prime rate loans, and LIBOR plus 1.5% to LIBOR plus 2.25%, for LIBOR loans. Interest rates are based upon the Company's ratio of debt to tangible net worth. Borrowings are limited to eligible inventory levels, as defined, and are secured by the Company's inventory, accounts receivable and proceeds from the sale of such assets. The Facility contains certain restrictive covenants including limitations on additional indebtedness and advances to affiliates.

Interest on prime rate loans is payable monthly. Interest and principal on LIBOR loans are payable between one and six months from the borrowing date. LIBOR loans are subject to a prepayment penalty and may be continued for a subsequent one to six month period. LIBOR loans may be converted to prime rate loans and vice versa. The Facility includes a facility fee of .25% per annum on the unused principal balance, as defined. No single advance may be outstanding for more than 36 months. The Company may terminate the Facility upon 60-days prior written notice to the lender and the lender may terminate it as of December 18, 1999 or on any anniversary date thereafter upon 60-days prior written notice to the Company.

As of August 1, 1998, there were no borrowings outstanding under the Facility.

NOTE 5 - TRANSACTIONS WITH AFFILIATE

The Company entered into a loan agreement on January 27, 1998 with Dart Group Corporation ("Dart"), which owns approximately 67.1% of the Company's common stock. The agreement was subsequently amended on April 28, 1998. Under the terms of the loan agreement, as amended, Dart borrowed $15.0 million from Trak Auto, the repayment of which is secured by the common stock of Trak Auto owned by Dart. The loan bears interest at a rate equal to the prime rate as set forth in The Wall Street Journal, plus one and one-half percent (1.5%). Interest is payable monthly and the principal is payable in two equal installments on February 3, 1999 and July 31, 1999. Subsequent to August 1, 1998, Dart paid down $4.0 million of the principal amount of this loan.

In addition, the Company advanced Dart approximately $3.2 million in November 1997, which was evidenced by a promissory note. Dart repaid the $3.2 million advance during the 13 weeks ended August 1, 1998.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                       August 1, 1998 and August 2, 1997
                                  (Unaudited)

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

NOTE 7 - LITIGATION

In January 1998, Trak Auto was named as a defendant in two class action lawsuits (Richard Amezcua, Augustin Dominquez, and other members of the general public similarly situated v. Trak Auto Corporation, Superior Court of California. Action No. BC183900) and (D'Artanyon Tett, Linda Wendt and individuals on behalf of themselves and all others similarly situated v. Trak Auto Corporation, Superior Court of the State of California. Action No. BC 186931) involving former California employees of the Company alleging improper wage and hour practices. The suits claimed that former salaried employees should have been paid overtime.

The Company has entered into a settlement agreement pursuant to which the maximum exposure of the Company to members of the classes in the class actions is $4.5 million. Subsequent to August 1, 1998, the Company funded $4.5 million in escrow for payments to class members. The Company expects to recover a portion of this sum from its insurance carriers, however, the Company is unable to estimate the amount, if any, at this time.

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

NOTE 9 - PITTSBURGH MARKET

On January 31, 1998, Trak Auto closed its 15 stores in the Pittsburgh,

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                       August 1, 1998 and August 2, 1997
                                  (Unaudited)

Pennsylvania market and recorded a provision for closed stores of approximately $14.9 million. During the 26 weeks ended August 1, 1998, Trak Auto reversed approximately $1.6 million of this reserve due to the negotiation of favorable lease terminations.

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

In connection with its acquisition of Dart, Richfood Holdings has expressed its intent to cause Dart to divest its ownership of the Company as soon as practicable (see Note 6 to the Consolidated Financial Statements). The Company has formed an independent committee of the Board of Directors and engaged a financial advisor to pursue strategic alternatives with respect to the disposition of Dart's ownership of the Company that are intended to maximize value to all of the Company's shareholders in connection with such disposition. Such transaction could take one or more of the following forms: (i) a sale of Dart's equity interest in the Company, or a distribution of such equity interest to Richfood Holdings to be followed by a spin-off of such equity interest to Richfood Holding's shareholders; (ii) a sale of all the outstanding equity of the Company pursuant to a merger, tender offer or other share exchange; (iii) a sale of all or substantially all of the assets of the Company, followed by a distribution of the net proceeds thereof to the Company's stockholders; (iv) a recapitalization of the Company; or (v) a liquidation of the Company. There can be no assurance that any transaction will be effected or, if effected, will be at a price in excess of the current market price per common share.

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

Liquidity and Capital Resources

Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, decreased by $4,607,000 to $13,280,000 at August 1, 1998 from $17,887,000 at January 31, 1998. The decrease was primarily due to funding the current period operating loss and payments on year end accounts payable balances from the California and Pittsburgh, Pennsylvania markets.

Operating activities used $7,354,000 of the Company's funds during the 26 weeks ended August 1, 1998 compared to providing $5,156,000 during the 26 weeks ended August 2, 1997. The change was primarily due to funding the current period operating loss and final payments on year end accounts payable balances from the Company's exiting the California and Pittsburgh, Pennsylvania markets.

Investing activities provided $2,833,000 to the Company during the 26 weeks ended August 1, 1998 compared to providing $513,000 to the Company during the 26 weeks ended August 2, 1997. The increase was due to Dart's repayment of a $3.2 million advance from Trak Auto. Capital expenditures decreased to $432,000 during the 26 weeks ended August 1, 1998 from $1,189,000 during the 26 weeks ended August 2, 1997.

Financing activities used $86,000 of the Company's funds during the 26 weeks ended August 1, 1998 for payments for capital lease obligations.

The Company funds its requirements for working capital and capital expenditures with net cash generated from operations, existing cash resources, expected income tax refunds and, if necessary, borrowings under the Company's revolving credit facility. The Company's primary capital requirements relate to remodelings and new store openings (including purchases of inventory and the costs of store fixtures and leasehold improvements). As of August 1, 1998, the Company had entered into lease agreements to open two new stores and an amendment to an existing lease for additional space.

Results of Operations

26 Weeks and 13 Weeks Ended August 1, 1998 Compared to the 26 Weeks and 13 Weeks Ended August 2, 1997

The Company sold its California operations and closed its Pittsburgh, Pennsylvania stores during fiscal 1998. These stores represented approximately $56.6 million and $28.6 million in sales during the 26 and 13 weeks ended August 2, 1997, respectively. The Company has not restated its results of operations for the 26 and 13 weeks ended August 2, 1997 on a pro forma basis.

During the 26 weeks ended August 1, 1998, Trak Auto opened three Super Trak stores and closed or converted six Classic Trak stores. As of August 1, 1998, Trak Auto had 178 stores, including 89 Super Trak stores and 26 Super Trak Warehouse stores.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


For the 26 weeks ended August 1, 1998 sales decreased by $59,734,000 or 34.7% to $112,394,000 compared to the 26 weeks ended August 2, 1997 and sales for the 13 weeks ended August 1, 1998 decreased by $31,452,000 or 34.7% to $59,071,000 compared to the 13 weeks ended August 2, 1997. The decreases were primarily due to Trak Auto's sale of its California operations in December 1997 and closure of its Pittsburgh, Pennsylvania stores on January 31, 1998. Comparable sales (stores open more than one year) decreased 4.1% and 5.6% in the 26 and 13 weeks ended August 1, 1998, respectively, compared to the 26 and 13 weeks ended August 2, 1997. The decreases in comparable sales were primarily due to an increase in competition in the markets in which the Company operates. Sales for Super Trak and Super Trak Warehouse stores represented 73.0% and 73.3% of total sales during the 26 and 13 weeks ended August 1, 1998 compared to 68.7% and 71.5% for the 26 and 13 weeks ended August 2, 1997.

Interest and other income increased by $737,000 and $287,000 to $1,133,000 and $530,000 in the 26 and 13 weeks ended August 1, 1998, respectively when compared to the 26 and 13 weeks ended August 2, 1997. The increases were primarily due to interest received from Dart on outstanding loan balances (see
Note 5 to the Consolidated Financial Statements).

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 78.9% and 78.7% in the 26 and 13 weeks ended August 1, 1998, respectively, compared to 76.8% and 77.2% in the 26 and 13 weeks ended August 2, 1997. The increases were primarily due to a decrease in gross profit as a result of an unfavorable change in the sales mix and increased promotional items.

Selling and administrative expenses as a percentage of sales were 26.6% and 25.1% in the 26 and 13 weeks ended August 1, 1998, respectively, compared to 21.9% and 22.3% in the 26 and 13 weeks ended August 2, 1997. The increases were primarily due to increased net advertising costs and a $4.0 million provision for the California lawsuits (see Note 7 to the Consolidated Financial Statements). In addition, corporate expenses increased as a percentage of sales. Actual corporate expenses were less than the prior year while sales decreased as a result of the sale of the California operations and the closure of the Pittsburgh, Pennsylvania stores.

Depreciation and amortization expenses decreased $1,744,000, or 45.2%, in the 26 weeks ended August 1, 1998 compared to the 26 weeks ended August 2, 1997. The decrease was due to the reduction in fixed assets as a result of the sale of the California operations and closing the Pittsburgh, Pennsylvania stores.

Interest expense increased $9,000, or 0.5%, in the 26 weeks ended August 1, 1998 compared to the 26 weeks ended August 2, 1997.

During the 26 and 13 weeks ended August 1, 1998, the Company reversed approximately $1,568,000 and $578,000, respectively, of its closed store reserve as a result of negotiating favorable lease terminations for stores closed in the Pittsburgh, Pennsylvania market.

Net losses for the 26 weeks and 13 weeks ended August 1, 1998, were $4,526,000 and $1,752,000, respectively, compared to net losses for the 26 and 13 weeks ended August 2, 1997 of $1,641,000 and $943,000, respectively. The increased net losses

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

were primarily due to the decrease in gross profit and increase in selling and administrative expenses, as a percentage of sales, and was partially offset by the closed store reversal.

During the 26 weeks ended August 1, 1998, the Company recorded an income tax benefit of $2,955,000. The Company generated a net operating loss of $5,364,000, of which $1,064,000 can be carried back to prior tax years and $4,300,000 can be carried forward. The net operating loss carryforward will expire in fiscal year 2019. Management believes that it is more likely than not that all tax carryforwards are realizable.

Year 2000 Compliance

Trak Auto is currently in the process of conducting a review of the impact of the Year 2000 on its information systems, as well as reviewing its impact on relationships with key customers and vendors. Based on the results to date of this review, much of the Company's store hardware and software will have to be replaced in order to be Year 2000 compliant. Additionally, the Company's warehouse distribution and merchandising system is not yet Year 2000 compliant and could potentially begin to affect the results of operations as early as fiscal 1999. The Company is considering a plan to ensure minimal disruption to the Company, however, there can be no guarantee that the plan will be adopted in its current form or that there will be sufficient time to implement the plan by the Year 2000. The aggregate costs associated with the plan in its current form are currently estimated at $5.7 million for the store related hardware and software plus unidentified internal and contracted labor costs to modify and enhance store, warehouse distribution and merchandising systems. The Company has not completed the review of the impact, or developed contingency plans, with respect to its vendors, on year 2000 compliance.

                                    PART II

Item 1.  Legal Proceedings

Material legal proceedings pending against Trak Auto are described in its Annual Report on Form 10-K for the year ended January 31, 1998 (the "Annual Report").

In January 1998, Trak Auto was named as a defendant in two class action lawsuits (Richard Amezcua, Augustin Dominquez, and other members of the general public similarly situated v. Trak Auto Corporation, Superior Court of California. Action No. BC183900) and (D'Artanyon Tett, Linda Wendt and individuals on behalf of themselves and all others similarly situated v. Trak Auto Corporation., Superior Court of the State of California. Action No. BC 186931) involving former California employees of the Company alleging improper wage and hour practices. The suits claimed that former salaried employees should have been paid overtime. The Company has entered into a settlement agreement pursuant to which the maximum exposure of the Company to members of the classes in the class actions is $4.5 million. Subsequent to August 1, 1998, the Company funded $4.5 million in escrow for payments to class members of these lawsuits. The Company expects to recover a portion of this sum from its insurance carriers, however, the Company is unable to estimate the amount, if any, at this time.

Item 6.  Exhibits and Reports on Form 8-K

(A)    Exhibits

       27        Financial Data Schedule

(B)    Reports on Form 8-K

       During the quarter ended August 1, 1998, Trak Auto Corporation filed one Current Report on Form 8-K.

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


                                       TRAK AUTO CORPORATION



Date: September 15, 1998                By:  R. KEITH GREEN
      -----------------------                --------------------------
                                             R. KEITH GREEN
                                             President




Date: September 15, 1998                By:  DAVID B. MACGLASHAN
      -----------------------                --------------------------
                                             DAVID B. MACGLASHAN
                                             Senior Vice President and
                                             Chief Financial Officer