Form 10-Q
period 1998-10-31
TRAK AUTO CORP
filed 1998-12-15
CIK 716438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 31, 1998
                                                         ----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from            to
                                                       ------------
    ------------
                         Commission file number 0-12202
                                                -------


                              TRAK AUTO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                   52-1281465
     --------------------------------------------------    -------------------------
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
Yes  X  No
   ----   ----

At December 14, 1998, the registrant had 5,909,179 shares of Common Stock, $.01 par value per share, outstanding.

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (in thousands, except per share data)


                                    Thirteen Weeks        Thirty-Nine Weeks
                                        Ended                   Ended
                               ----------------------- -----------------------
                               October 31, November 1, October 31, November 1,
                                  1998        1997        1998        1997
                               ---------   ---------   ---------   ---------
Sales                          $  57,232   $  85,672   $ 169,626   $ 257,800
Interest and other income            438         377       1,571         773
                               ---------   ---------   ---------   ---------
                                  57,670      86,049     171,197     258,573
                               ---------   ---------   ---------   ---------
Expenses:
  Cost of sales, store
    occupancy and
    warehousing                   43,184      65,934     131,906     198,068
  Selling and
    administrative expenses       12,278      15,635      42,143      53,274
  Provision for loss on sale
    of California operations         -        10,493         -        10,493
  Depreciation and
    amortization                   1,048       1,925       3,164       5,785
  Interest expense                   936         927       2,809       2,791
  Closed store provision          (1,509)         87      (3,077)         87
                               ---------  ----------   ---------   ---------
                                  55,937      95,001     176,945     270,498
                               ---------   ---------   ---------   ---------

Income(loss)before income
  taxes                            1,733      (8,952)     (5,748)    (11,925)
Income taxes(benefit)                665      (2,492)     (2,290)     (3,824)
                               ---------   ---------   ---------    --------
Net income(loss)               $   1,068   $  (6,460)  $  (3,458)   $ (8,101)
                               =========   =========   =========    ========


Per share data:
  Basic earnings (loss)
    per share                  $     .18   $  ( 1.09)  $    (.59)   $ ( 1.37)
  Diluted earnings (loss)
    per share                  $     .18   $  ( 1.09)  $    (.59)   $ ( 1.37)

Weighted average common
  shares and common share
  equivalents outstanding:
  Basic                            5,909       5,909       5,909       5,909
  Diluted                          5,909       5,909       5,909       5,909




        The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    (Unaudited)   (Audited)
                                                    October 31,  January 31,
ASSETS                                                  1998        1998
                                                     ----------  ----------
Current Assets:
  Cash                                                $  6,005    $  5,914
  Short-term instruments                                 7,510      11,973
  Marketable debt securities                               610         666
  Restricted escrow funds                                4,500         -
  Accounts receivable                                    7,025       8,653
  Income taxes refundable                                4,850         -
  Note Receivable from Dart Group                       11,000       3,215
  Merchandise inventories                               61,928      67,027
  Prepaid income taxes                                     -         3,670
  Deferred income taxes                                  8,002       9,844
  Other current assets                                   4,107       3,194
                                                      --------    --------
    Total Current Assets                               115,537     114,156
                                                      --------    --------

Property and Equipment, at cost:
  Furniture, fixtures and equipment                     54,467      54,767
  Leasehold improvements                                 9,774       9,970
  Property under capital leases                         22,032      22,032
                                                      --------    --------
                                                        86,273      86,769
Accumulated Depreciation and Amortization               53,045      50,513
                                                      --------    --------
                                                        33,228      36,256
                                                      --------    --------

Other Assets                                                42          93
                                                      --------    --------

Note Receivable from Dart Group                            -        15,000
                                                      --------    --------

Deferred Income Taxes                                   11,327       8,001
                                                      --------    --------

Total Assets                                          $160,134    $173,506
                                                      ========    ========



      The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    (Unaudited)   (Audited)
                                                     October 31, January 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1998        1998
                                                     ----------  ----------
Current Liabilities:
  Accounts payable, trade                             $ 33,482    $ 41,325
  Accrued expenses -
    Salary and benefits                                 11,042      11,177
    Taxes other than income                              5,116       5,518
    Other                                               13,950       9,605
  Current portion of closed store and
    restructuring reserve                                2,083       2,083
  Current portion of obligations under
    capital leases                                         282         282
  Due to affiliate                                         221         177
                                                      --------    --------
    Total Current Liabilities                           66,176      70,167
                                                      --------    --------

Obligations Under Capital Leases                        26,716      26,846
                                                      --------    --------
Reserve for Closed Stores and
  Restructuring                                          4,961      10,751
                                                      --------    --------
    Total Liabilities                                   97,853     107,764
                                                      --------    --------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, par value $.01 per
    share; 15,000,000 shares authorized;
    and 6,437,869 shares issued                             64          64
  Paid-in capital                                       46,481      46,481
  Unrealized investment gains                                4           7
  Retained earnings                                     24,459      27,917
  Treasury stock, 528,690 shares
    of common stock, at cost                            (8,727)     (8,727)
                                                      --------    --------
    Total Stockholders' Equity                          62,281      65,742
                                                      --------    --------
Total Liabilities and Stockholders'
  Equity                                              $160,134    $173,506
                                                      ========    ========


The accompanying notes are an integral part of these balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (Unaudited)
                                 (in thousands)


                                                     Thirty-nine Weeks Ended
                                                    ---------------------------
                                                      October 31,  November 1,
                                                          1998        1997
                                                     ------------  ------------
Cash Flows from Operating Activities:
  Net loss                                          $ (3,458)        $ (8,101)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
    Depreciation and amortization                      3,164            5,785
    Interest in excess of capital lease payments         -                289
    Provision for closed stores                       (3,077)              87
    Provision for loss on sale of California
      operations                                         -             10,493
    Provision for deferred taxes                       1,842           (3,245)
  Change in assets and liabilities:
    Accounts receivable                                1,628             (937)
    Restricted escrow                                 (4,500)             -
    Income taxes refundable/prepaid                   (1,180)             -
    Merchandise inventories                            5,099              182
    Other current assets                                (913)            (128)
    Deferred income taxes                             (3,326)            (542)
    Accounts payable, trade                           (7,843)           3,328
    Accrued expenses                                   3,811             (826)
    Due to affiliate                                      44               32
    Other assets                                          51              200
    Reserve for closed facilities                     (1,903)            (809)
                                                    --------         --------
      Net cash provided by (used for)
        operating activities                        $(10,561)        $  5,808
                                                    --------         --------

Cash Flows from Investing Activities:
  Capital expenditures                              $   (949)        $ (1,727)
  Sale/Maturities of United States Treasury Notes        -              1,150
  Proceeds from repayment of notes receivable
    from Dart Group Corporation                        7,215              -
  Maturities of United States Treasury Bills             -                 50
  Sale/Maturities of marketable debt securities           53              502
                                                    --------         --------
    Net cash provided by (used for) investing
      activities                                    $  6,319         $    (25)
                                                    --------         --------

Cash Flows from Financing Activities:
  Principal payments under capital
    lease obligations                               $   (130)        $   (157)
  Proceeds from exercise of stock options                -                  5
                                                    --------         --------
      Net cash used for financing activities        $   (130)        $   (152)
                                                    --------         --------

Net increase (decrease) in Cash and Equivalents     $ (4,372)        $  5,631
Cash and Equivalents at beginning of Period           17,887           11,723
                                                    --------         --------
Cash and Equivalents at end of Period               $ 13,515         $ 17,354
                                                    ========         ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                        $  2,809         $  2,791

        The accompanying notes are an integral part of these statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      October 31, 1998 and November 1, 1997
                                   (Unaudited)


NOTE 1 - GENERAL

The accompanying consolidated financial statements reflect the accounts of Trak Auto Corporation ("Trak Auto") and its wholly-owned subsidiaries. Trak Auto and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail stores in the United States. The unaudited statements as of October 31, 1998 and November 1, 1997 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company as of October 31, 1998 and November 1, 1997 and the results of operations and cash flows for the periods indicated.

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

The results of operations for the 39 weeks ended October 31, 1998 are not necessarily indicative of the results to be achieved for the fiscal year ended January 30, 1999.

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

NOTE 3 - INTERIM INVENTORY ESTIMATES

The Company's inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. As of October 31, 1998 and January 31, 1998, inventories determined on a first-in, first-out basis would have been greater by $3,955,000 and $3,846,000, respectively.

The Company takes a physical count of its store inventories semi-annually and the Company uses a gross profit method combined with available perpetual inventory information to determine inventories for quarters when complete physical counts are not taken. The Company did not take physical inventories at its stores during the 13 weeks ended October 31, 1998.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                      October 31, 1998 and November 1, 1997
                                   (Unaudited)

NOTE 4 - MERGER OF DART GROUP CORPORATION

On April 9, 1998, Dart Group Corporation ("Dart"), which owns approximately 67.1% of the Company's outstanding common stock, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Richfood Holdings, Inc. ("Richfood") and a subsidiary of Richfood ("Acquisition Subsidiary"). Pursuant to the terms of the Merger Agreement, Richfood (i) made a cash tender offer (the "Offer") for all the issued and outstanding shares of common stock of Dart at a price of $160.00 per share, net to the seller in cash, and (ii) caused Acquisition Subsidiary to merge with and into Dart (the "Merger") in a transaction in which Dart became a wholly owned subsidiary of Richfood. The Offer closed on May 13, 1998 and the Merger was effective on May 18, 1998. As a result of the Offer and the Merger, Richfood indirectly owns approximately 67.1% of the outstanding common stock of the Company.

Richfood has expressed its intent to cause Dart to divest its ownership of the Company as soon as practicable. The impact, if any, resulting from a divestiture of the Company by Dart has not been considered in these financial statements.

NOTE 5 - TRANSACTIONS WITH AFFILIATE

The Company entered into a loan agreement on January 27, 1998 with Dart. The agreement was subsequently amended on April 28, 1998. Under the terms of the loan agreement, as amended, Dart borrowed $15.0 million from Trak Auto, the repayment of which is secured by the common stock of Trak Auto owned by Dart. The loan bears interest at a rate equal to the prime rate as set forth in The Wall Street Journal, plus one and one-half percent (1.5%). Interest is payable monthly and the principal is payable in two equal installments on February 3, 1999 and July 31, 1999. During August 1998, Dart paid the Company $4.0 million of the principal amount of this loan.

In addition, the Company advanced Dart approximately $3.2 million in November 1997, which was evidenced by a promissory note. Dart repaid the $3.2 million advance during the 13 weeks ended August 1, 1998.

NOTE 6 - CREDIT AGREEMENT

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                      October 31, 1998 and November 1, 1997
                                   (Unaudited)

Interest on prime rate loans is payable monthly. Interest and principal on LIBOR loans are payable between one and six months from the borrowing date. LIBOR loans are subject to a prepayment penalty and (subject to certain conditions) may be continued for a subsequent one to six month period. LIBOR loans may be converted to prime rate loans and vice versa. The Facility includes a facility fee of .25% per annum on the unused principal balance, as defined. No single advance may be outstanding for more than 36 months. The Company may terminate the Facility upon 60-days prior written notice to the lender and the lender may terminate the Facility as of December 18, 1999 or on any anniversary date thereafter upon 60-days prior written notice to the Company.

As of October 31, 1998, there were no borrowings outstanding under the Facility.

NOTE 7 - LITIGATION

In January 1998, Trak Auto was named as a defendant in two class action lawsuits (Richard Amezcua, Augustin Dominquez, and other members of the general public similarly situated v. Trak Auto Corporation, Superior Court of California. Action No. BC183900 and D'Artanyon Tett, Linda Wendt and individuals on behalf of themselves and all others similarly situated v. Trak Auto Corporation, Superior Court of the State of California. Action No. BC 186931) involving former California employees of the Company alleging improper wage and hour practices. The suits claimed that former salaried employees should have been paid overtime.

The Company has entered into a settlement agreement pursuant to which the maximum exposure of the Company to members of the classes in both class action lawsuits is $4.5 million. The Company recorded a provision of $2.0 million during the 13 weeks ended May 2, 1998 and $2.0 million during the 13 weeks ended August 1, 1998 for the settlement and the amounts have been recorded as Selling and Administrative Expenses on the Consolidated Statements of Operations. During August 1998, the Company funded $4.5 million in escrow for payments to class members of these lawsuits, classified on the Consolidated Balance Sheets as Restricted Escrow Funds. The Company expects to recover a significant portion of this sum from its insurance carriers, however, the Company is unable to estimate the recoverable amount at this time.

NOTE 8 - SALE OF CALIFORNIA OPERATIONS

In October 1997, Trak Auto entered into an agreement with CSK Auto, Inc. ("CSK") pursuant to which Trak Auto agreed to sell to CSK its interest in its California operations (including inventory, store fixtures and the assignment of store leases). Trak Auto and CSK closed the transaction in December 1997 for an aggregate purchase price of approximately $32.8 million. The Company realized a pre-tax loss of approximately $8.2 million on the transaction (net of a reduction in the LIFO reserve of approximately $2.3 million, recorded during the 13 weeks ended January 31, 1998).

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                      October 31, 1998 and November 1, 1997
                                   (Unaudited)

NOTE 9 - PITTSBURGH, PENNSYLVANIA OPERATIONS

On January 31, 1998, Trak Auto closed its 15 stores in the Pittsburgh, Pennsylvania market and recorded a provision for closed stores of approximately $14.9 million. During the current fiscal year, the Company has been able to negotiate favorable early terminations for a number of the store leases. Accordingly, during the 39 and 13 weeks ended October 31, 1998, the Company reversed approximately $3.1 million and $1.5 million of the closed store reserve, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Outlook

Except for historical information, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Actual results may differ materially due to a variety of factors, including, without limitation, the possible sale of the Company (as discussed below), the ability of the Company to open new stores and close other stores, the sufficiency of recorded reserves for store closings, the availability of capital to fund operations, the effect of national and regional economic conditions and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

In connection with its acquisition of Dart, Richfood has expressed its intent to cause Dart to divest its ownership of the Company as soon as practicable (see
Note 4 to the Consolidated Financial Statements). The Company has engaged a financial advisor to pursue strategic alternatives with respect to the disposition of Dart's ownership of the Company that are intended to maximize value to all of the Company's stockholders in connection with such disposition. Such transaction could take one or more of the following forms: (i) a sale of Dart's equity interest in the Company, or a distribution of such equity interest to Richfood to be followed by a spin-off of such equity interest to Richfood shareholders; (ii) a sale of all the outstanding equity of the Company pursuant to a merger, tender offer or other share exchange; (iii) a sale of all or substantially all of the assets of the Company, followed by a distribution of the net proceeds thereof to the Company's stockholders; (iv) a recapitalization of the Company; or (v) a liquidation of the Company. There can be no assurance that any transaction will be effected or, if effected, will be at a price in excess of the current market price per common share.

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

The Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores. The Company may from time to time close, relocate or sell stores (or groups of stores) that are not satisfying certain performance objectives. As a result of this ongoing review, in December 1997, the Company sold its California operations and on January 31, 1998 the Company closed its 15 stores in the Pittsburgh, Pennsylvania market area.

The automotive aftermarket is highly competitive. As a result, the industry is consolidating with independent operators and small chains either going out of business or being acquired by larger competitors. Additionally, the do-it-yourself customer base is shrinking due to the increased complexity of automobiles, the increased incidence of leasing, and the availability of well

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

maintained leased vehicles entering the used car market. Management believes that the markets in which it operates will remain highly competitive in the foreseeable future.

Financial Condition

The Company's cash, including short-term instruments, merchandise inventory, and accounts payable, decreased during the 39 weeks ended October 31, 1998 primarily due to the sale of the Company's California operations and the closing of the Company's stores located in the Pittsburgh, Pennsylvania market.

In addition, cash received from Dart in payment of certain outstanding loan balances was primarily used to fund an escrow account for the settlement of the California litigation (see Note 7 to the Consolidated Financial Statements).

Liquidity and Capital Resources

Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, decreased by $4.4 million to $13.5 million at October 31, 1998 from $17.9 million at January 31, 1998. The decrease was primarily due to funding the current period operating loss, funding $4.5 million in escrow for settlement of litigation (see Note 7 to the Consolidated Financial Statements) and payments on year end accounts payable balances from the California and Pittsburgh, Pennsylvania markets. The decrease was partially offset by funds received from Dart for loan repayments (see Note 5 to the Consolidated Financial Statements).

Operating activities used $10.6 million of the Company's funds during the 39 weeks ended October 31, 1998 compared to providing $5.8 million during the 39 weeks ended November 1, 1997. The change was primarily due to funding the current period operating loss, funding $4.5 million in escrow for settlement of litigation and final payments on year end accounts payable balances from the Company's exiting the California and Pittsburgh, Pennsylvania markets.

Investing activities provided $6.3 million to the Company during the 39 weeks ended October 31, 1998 compared to using $25,000 of the Company's cash during the 39 weeks ended November 1, 1997. The change was primarily due to Dart's repayments of loans of approximately $7.2 million to the Company. Capital expenditures decreased to $0.9 million during the 39 weeks ended October 31, 1998 from $1.7 million during the 39 weeks ended November 1, 1997.

Financing activities used $130,000 of the Company's funds during the 39 weeks ended October 31, 1998 for principal payments for capital lease obligations.

The Company funds its requirements for working capital and capital expenditures with net cash generated from operations, existing cash resources, income tax refunds and, if necessary, borrowings under the Facility. The Company's primary capital requirements relate to remodelings and new store openings (including purchases of inventory and the costs of store fixtures and leasehold improvements). As of October 31, 1998, the Company had entered into an amendment to an existing store lease for additional space and had not entered into any agreements for new store locations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

39 Weeks and 13 Weeks Ended October 31, 1998 Compared to the 39 Weeks and 13 Weeks Ended November 1, 1997

The Company sold its California operations and closed its Pittsburgh, Pennsylvania stores during fiscal 1998. These stores represented approximately $83.2 million and $26.6 million in sales during the 39 and 13 weeks ended November 1, 1997, respectively. The Company has not restated its results of operations for the 39 and 13 weeks ended November 1, 1997 or provided financial statements on a pro forma basis.

During the 39 weeks ended October 31, 1998, Trak Auto opened six Super Trak stores, closed two Super Trak stores and closed or converted to the Super Trak format, ten Classic Trak stores. As of October 31, 1998, Trak Auto had 175 stores, including 91 Super Trak stores and 26 Super Trak Warehouse stores.

For the 39 weeks ended October 31, 1998, sales decreased by $88.2 million, or 34.2%, to $169.6 million compared to the 39 weeks ended November 1, 1997 and sales for the 13 weeks ended October 31, 1998 decreased by $28.4 million, or 33.2%, to $57.2 million compared to the 13 weeks ended November 1, 1997. The decreases were primarily due to Trak Auto's sale of its California operations in December 1997 and closure of its Pittsburgh, Pennsylvania stores on January 31, 1998. Comparable sales (stores open more than one year) decreased 3.9% and 3.5% in the 39 and 13 weeks ended October 31, 1998, respectively, compared to the 39 and 13 weeks ended November 1, 1997. The decreases in comparable sales were primarily due to an increase in competition in the markets in which the Company operates. Sales for Super Trak and Super Trak Warehouse stores represented 73.4% and 74.0% of total sales during the 39 and 13 weeks ended October 31, 1998, respectively, compared to 69.3% and 70.5% for the 39 and 13 weeks ended November 1, 1997, respectively.

Interest and other income increased by $0.8 million to $1.6 million during the 39 weeks ended October 31, 1998 when compared to the 39 weeks ended November 1, 1997 and interest and other income increased by approximately $61,000 during the 13 weeks ended October 31, 1998 compared to the 13 weeks ended November 1, 1997. The increases were primarily due to interest received from Dart on outstanding loan balances (see Note 5 to the Consolidated Financial Statements).

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 77.8% and 75.5% in the 39 and 13 weeks ended October 31, 1998, respectively, compared to 76.8% and 77.0% in the 39 and 13 weeks ended November 1, 1997. The increase during the 39 weeks ended October 31, 1998 was primarily due to a decrease in advertising and other purchase related allowances from vendors. The decrease during the 13 weeks ended October 31, 1998 was primarily due to a favorable change in the mix of goods sold.

Selling and administrative expenses as a percentage of sales were 24.8% and 21.5% in the 39 and 13 weeks ended October 31, 1998, respectively, compared to 20.7% and 18.2% in the 39 and 13 weeks ended November 1, 1997. The increases were primarily due to increased net advertising costs during the 39 and 13 weeks ended October 31, 1998 and a $4.0 million provision for the settlement of two lawsuits during

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

the 39 weeks ended October 31, 1998 (see Note 7 to the Consolidated Financial Statements). In addition, corporate expenses increased as a percentage of sales. Actual corporate expenses were less than the prior year but represented a larger percentage of the Company's sale base.

Depreciation and amortization expenses decreased $2.6 million, or 45.3%, in the 39 weeks ended October 31, 1998, compared to the 39 weeks ended November 1, 1997 and decreased $0.9 million, or 45.6%, in the 13 weeks ended October 31, 1998, compared to the 13 weeks ended November 1, 1997. The decreases were primarily due to a decrease in depreciation expense related to the reduction in fixed assets as a result of the sale of the California operations and the closing of the stores located in the Pittsburgh, Pennsylvania market.

During the 39 and 13 weeks ended October 31, 1998, the Company reversed approximately $3.1 million and $1.5 million, respectively, of its closed store reserve as a result of negotiating favorable lease terminations for stores closed in the Pittsburgh, Pennsylvania market compared to recording a closed store expense of approximately $0.1 million during the 39 and 13 weeks ended November 1, 1997.

During the 39 and 13 weeks ended November 1, 1997, the Company recorded an estimated pre-tax loss of $10.5 million associated with the sale of its California operations (see Note 8 to the Consolidated Financial Statements).

During the 39 weeks ended October 31, 1998, the Company recorded an income tax benefit of $2.3 million. The Company generated a net operating loss of approximately $5.2 million during the 39 weeks ended October 31, 1998 of which $1.1 million can be carried back to prior tax years and $4.1 million can be carried forward. The net operating loss carryforward will expire in fiscal year 2019; however as a result of the Richfood acquisition of Dart, utilization of the Company's net operating loss carryforwards may be limited. Management believes that it is more likely than not that all tax carryforwards are realizable.

Net income for the 13 weeks ended October 31, 1998 was approximately $1.1 million compared to a net loss of $6.5 million during the 13 weeks ended November 1, 1997. The net loss of $3.5 million during the 39 weeks ended October 31, 1998 decreased by $4.6 million from the net loss of $8.1 million during the 39 weeks ended November 1, 1997. Net income during the 13 weeks ended October 31, 1998 was primarily due to the reversal of approximately $1.5 million in closed store reserves. In addition, the Company recorded operating income for the first time since the third quarter of last year. The net loss for the 39 weeks ended October 31, 1998 was primarily due to the $4.0 million litigation settlement and operating losses, partially offset by the $3.1 million closed store reversal. The net losses during the 39 and 13 weeks ended November 1, 1997 were primarily due to the $10.5 million loss recognized in connection with the sale of the Company's California operations.

Year 2000 Compliance

The year 2000 (the "Y2K") issue is the result of computer systems and computer software using only two digits rather than four to define a year. As a result, systems that are date-sensitive may recognize the year "00" as the year 1900

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

rather than the year 2000. Unless remedied, the Y2K issue could result in system failures, miscalculations and the inability to process necessary transactions or engage in normal business activity. In addition to computer systems and computer software, any equipment using embedded microchips, such as controllers and telephone exchanges, could also be at risk.

The Company is currently conducting a review of the Y2K compliance of its computer systems and software and its impact on the Company's operations. The review has focused on three major areas: information technology systems ("IT"), embedded technology and other systems ("Non-IT"), and key third party relationships.

Based on the results of this review to date, with respect to IT systems, the Company believes that its general ledger and accounts payable systems are Y2K compliant. The Company's warehouse distribution and merchandising system is not yet Y2K compliant and modification is required. The Company's point of sale system, both software and hardware, is not Y2K compliant and will need to be replaced. Based on discussions with its vendors, the Company believes that the remainder of its IT systems are Y2K compliant, including its primary computer hardware (AS400's) and related operating systems that process the software applications discussed above.

The Company has plans to provide minimal disruption to the Company with respect to its IT Y2K compliance. The aggregate costs associated with the plans are estimated to be approximately $6.7 million. The Company has spent approximately $25,000, as of October 31, 1998, none of which has been capitalized. The plans include: (i) replacing store related hardware and software and (ii) utilizing internal and third party contractors to modify for Y2K compliance and enhance the warehouse distribution and merchandising system, accordingly, the Company has engaged a consulting firm to complete and test Y2K modifications and enhancements to the warehouse distribution and merchandising system. Completion of which is anticipated in two phases, the first in mid-January 1999, prior to the start of the Company's fiscal year ended January 29, 2000, and the second in July 1999. The plan for store systems is still under consideration. There is no guarantee that the Company will be successful in adopting the store systems plan or that such plan will be adopted in sufficient time to allow for the plan to be fully implemented and tested by the year 2000.

The aforementioned costs are based on management's best estimates, which were derived from assumptions of future events, including the availability of resources, third parties and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could vary due to uncertainties. There can be no guarantee that there will be sufficient time to fully implement the plans and complete testing by the year 2000. The Company currently has no contingency plans if the implementation is not complete.

The Company believes that the majority of its Non-IT systems are currently Y2K compliant. Testing of all Non-IT systems is approximately 75% complete and is expected to be completed by May 1999.

The Company's review of Y2K compliance issues with key vendors, suppliers, customers and other third parties has not identified any providers that, in the event of their failure to become Y2K compliant, could materially impact the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Company's results of operations. However, there can be no assurance that the failure of any unrelated third parties to become Y2K complaint in a timely manner would not have a material adverse effect on the Company's result of operations or financial position. The Company uses third party vendors to process payroll and human resource functions. Through discussions with the payroll and human resource provider, the Company has determined that the current systems that the third party is providing are not Y2K compliant and will require replacement. During 1999, the Company and the provider plan to convert these processes to a system that is Y2K compliant and is currently available from the provider.

The Company expects the Y2K compliance plan to be funded by cash flow from operations. No material information technology projects have been deferred as a result of the Company's Y2K plans.

                                     PART II

Item 1.  Legal Proceedings

Material legal proceedings pending against Trak Auto are described in its Annual Report on Form 10-K for the year ended January 31, 1998 (the "Annual Report").

See Note 7 to the Consolidated Financial Statements for a discussion of litigation.

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

    27.1   Financial Data Schedule

(B) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRAK AUTO CORPORATION


Date: December 15, 1998                 By:  /s/ R. KEITH GREEN
      ---------------------------            ----------------------------
                                             R. KEITH GREEN
                                             President



Date: December 15, 1998                 By:  /s/ DAVID B. MACGLASHAN
      ---------------------------            ----------------------------
                                             DAVID B. MACGLASHAN
                                             Senior Vice President and
                                             Chief Financial Officer