Form 10-K
period 1999-01-30
TRAK AUTO CORP
filed 1999-04-29
CIK 716438

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 30, 1999

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from           to

Commission file number    0-12202

                            TRAK AUTO CORPORATION

          (Exact name of registrant as specified in its charter)

            Delaware                                    52-1281465
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)

3300 75th Avenue, Landover, Maryland                     20785
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (301) 226-1200

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.01 Per Share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At April 28, 1999, the registrant had 5,909,179 shares of Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $16,792,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's 1999 definitive proxy statement related to the Company's annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

The exhibit index begins at page 58 of this Form 10-K.

                                Table of Contents

                                     Part I
                                                                         Page

Item 1.      Business ..........................................           3

Item 2.      Properties ........................................           9

Item 3.      Legal Proceedings .................................          11

Item 4.      Submission of Matters to a Vote of
               Security Holders.................................          12
Part II

Item 5.      Market for the Registrant's Common Equity and
               Related Stockholder Matters......................          13

Item 6.      Selected Financial Data............................          14

Item 7.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.......................................          15

Item 7A.     Quantitative and Qualitative Disclosures
               about Market Risk................................          23

Item 8.      Financial Statements and Supplementary Data........          24

Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure...........          49

Part III

Item 10.     Directors and Executive Officers of the
               Registrant.......................................          50

Item 11.     Executive Compensation.............................          50

Item 12.     Security Ownership of Certain Beneficial Owners
               and Management...................................          50

Item 13.     Certain Relationships and Related Transactions.....          50

Part IV

Item 14.     Exhibits, Financial Statement Schedules and
               Reports on Form 8-K..............................          51

                                     PART I

Forward-looking Statements

Statements in this report that are not historical in nature, including references to beliefs, anticipations or expectations, are forward-looking. Such statements are subject to a wide variety of risks and uncertainties that could cause actual results to differ materially from those projected, including without limitation the consummation of the Trak Merger (as defined below) of the Company (as defined below), the ability of the Company to open new stores and close other stores, the sufficiency of recorded reserves for store closings, the availability of capital to fund operations, the effect of national and regional economic conditions, the effect of increased competition in the markets in which the Company operates and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements, which revisions may be made to reflect any future events or circumstances, other than through its regular quarterly and annual financial statements, and through the accompanying discussion and analysis contained in the Company's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

Item 1.  Business

Trak Auto Corporation ("Trak Auto" or the "Company") was incorporated in Delaware in 1983 and operates retail discount auto parts stores in the United States. The terms "Trak Auto" and the "Company" refer collectively to Trak Auto Corporation and its wholly-owned subsidiaries, including Trak Corporation, Super Trak Corporation ("Super Trak"), Trak DHC Corporation and Riverdale Trak Acquisition, Inc. Richfood Holdings, Inc. ("Richfood"), through its wholly-owned subsidiary Dart Group Corporation ("Dart"), owns approximately 67.1% of Trak Auto's outstanding common stock, par value $.01 per share (the "Common Stock").

On April 9, 1998, Dart entered into an Agreement and Plan of Merger with Richfood and a subsidiary of Richfood ("Acquisition Subsidiary"). Pursuant to the terms of the Agreement and Plan of Merger, Richfood (i) made a cash tender offer (the "Offer") for all the issued and outstanding shares of common stock of Dart at a price of $160.00 per share, net to the seller in cash, and (ii) caused Acquisition Subsidiary to merge with and into Dart in a transaction in which Dart became a wholly owned subsidiary of Richfood. The Offer closed on May 13, 1998 and the merger was effective on May 18, 1998. Richfood expressed its intention to cause Dart to divest its ownership of the Company as soon as practicable.

On March 11, 1999, the Company entered into a merger agreement with HalArt, L.L.C. ("HalArt") which provides for the merger of a wholly-owned subsidiary of HalArt with and into the Company (the "Trak Merger"). As a result of the Trak Merger, the Company will become a wholly-owned subsidiary of HalArt and shares of the Company's Common Stock (with the exception of all shares owned by the Company, HalArt or any of HalArt's direct or indirect wholly-owned subsidiaries and dissenting shares) will be converted into the right to receive $9.00 per share in cash, without interest, representing an aggregate value of approximately $53.2 million. The Company's Board of Directors has unanimously

Item 1.           Business (Continued)

approved the Trak Merger and has recommended that stockholders approve and adopt the merger agreement and the merger.

The Trak Merger is subject to customary conditions including approval by the Company's stockholders and receipt of regulatory approvals. On April 28, 1999, the Company filed a definitive proxy statement with the Securities and Exchange Commission in order to solicit proxies for use at a May 27, 1999 special meeting of stockholders, and at any adjournments of the special meeting. At the special meeting, the stockholders will vote on a proposal to approve and adopt the merger agreement, the Trak Merger, and the other transactions contemplated in the merger agreement. Dart has entered into a voting agreement with HalArt which provides that, in the absence of certain events, Dart will vote in favor of the proposal at the special meeting. Except as specifically indicated in this annual report, the impact, if any, resulting from the Trak Merger has not been considered in this annual report.

Operations

The Company operates retail discount auto parts stores in the metropolitan areas of Washington, D.C., Richmond, Virginia, Chicago, Illinois and Milwaukee, Wisconsin, and central Pennsylvania. During the fiscal year ended January 31, 1998, the Company sold its operations in the Los Angeles, California market and closed its Pittsburgh, Pennsylvania operations.

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

Trak Auto characterizes its stores as "Classic Trak" stores, "Super Trak" stores and "Super Trak Warehouse" stores. Classic Trak stores are typically between 5,000 and 6,000 square feet.

Super Trak stores are typically between 6,000 and 11,000 square feet and utilize the additional square feet to carry a broader selection of hard parts. Additionally, Super Trak stores feature special order services that permit customers to access virtually any automotive part, including engines. The stores also offer extensive technical assistance through computerized parts look-up, instruction for repairs, free use of specialized tools, and factory trained parts personnel.

Super Trak Warehouse stores are typically between 11,000 and 24,000 square feet and carry more product items than either Classic Trak or Super Trak stores.

The Company's stores use modern fixtures and equipment and the interiors have been standardized, so that the interiors of new stores can be assembled quickly. The stores are open seven days a week. No store contributed more than 2.0% to the Company's consolidated sales during the year ended January 30, 1999 ("fiscal 1999").

Item 1.           Business (Continued)

Trak Auto believes that Super Trak stores represent the strongest segment of its business. Since 1993, Trak Auto has successfully opened or converted 91 Super Trak stores excluding the Los Angeles and Pittsburgh markets. Trak Auto anticipates that all of its new stores will be Super Trak stores in existing and possibly new markets.

The Company generally purchases merchandise directly from a large number of manufacturers and suppliers. The Company's distribution system is computerized, utilizing an automated replenishment and perpetual inventory system to generate shipments of product from distribution centers in Landover, Maryland and Bridgeview, Illinois. The required items are generally assembled and packaged for delivery in the order in which they will be unpacked and displayed on the shelves at the retail stores, promoting store efficiency. Inventories are monitored both at the stores and in the distribution centers to determine purchase requirements. The Company has a computerized point of sale ("POS") register system in every store. The Company uses POS scanners to identify most merchandise at the register and uses a price look-up function to price the sale. Most merchandise is pre-labeled with bar codes provided by the manufacturers. As these systems are subject to the Year 2000 issue (the "Y2K Issue"), the Company will need to make additional capital expenditures to ensure that the systems are operational as of January 1, 2000.

The Y2K Issue is the result of computer systems and computer software using only two digits rather than four to define a year. As a result, systems that are date-sensitive may recognize the year "00" as the year 1900 rather than the year 2000. Unless remedied, the Y2K Issue could result in system failures, miscalculations and the inability to process necessary transactions or engage in normal business activity. In addition to computer systems and computer software, any equipment using embedded microchips, such as controllers and telephone exchanges, could also be at risk.

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

                                                    Number of Stores
                                                  at End of Fiscal Year
                                              ----------------------------
Metropolitan Area                             1995  1996  1997  1998  1999
-----------------                             ----  ----  ----  ----  ----
 Chicago, Illinois                              86    79    82    81    75
 Los Angeles, California                       104    96    93     -     -
 Pittsburgh, Pennsylvania                        -    14    16     -     -
 Central Pennsylvania                            -     -     2     7     7
 Richmond, Virginia                             11    10     9     9     9
 Milwaukee, Wisconsin                            -     -     7     8     9
 Washington, D.C.                               81    77    77    76    75
                                              ----  ----  ----  ----  ----
          Total                                282   276   286   181   175

Item 1.           Business (Continued)

The following tables set forth the number of stores of each of Classic Trak, Super Trak, and Super Trak Warehouse stores, respectively, that were opened, closed or remodeled during each of the last five fiscal years, as well as the total number of such stores as of the end of the last five fiscal years.


Super Trak Stores                             1995  1996  1997  1998  1999
-----------------                             ----  ----  ----  ----  ----
 Opened during the year                         34    17    14     9     6
 Closed or converted to Super Trak Warehouse
   during the year                               1    10     5    12     2
 Sold during the year                            -     -     -    32     -

Super Trak Warehouse Stores
 Opened during the year                          7    23    14     1     -
 Closed or converted to Super Trak during
   the year                                      -     -     -     5     -
 Sold during the year                            -     -     -    14     -

Classic Trak Stores
 Closed or converted to Super Trak or Super
   Trak Warehouse during the year               72    36    13    16    10
 Sold during the year                            -     -     -    36     -

Total Open at End of Year
Super Trak Stores                              106   113   122    87    91
Super Trak Warehouse Stores                      7    30    44    26    26
Classic Trak Stores                            169   133   120    68    58

Sales and Closing of Stores

Pursuant to an October 6, 1997, purchase agreement between the Company and CSK Auto, Inc. ("CSK"), the Company sold its interest in its California operations, including inventory, store fixtures and store leases to CSK. Trak Auto and CSK consummated the transaction in December 1997 for an aggregate purchase price of approximately $32.8 million. The Company realized a pre-tax loss of $8.2 million (net of a reduction in the LIFO reserve of approximately $2.3 million) on the sale to cover losses associated with the sale of assets and exposure under remaining lease obligations. While the Company remains liable as a party to store leases that it assigned to CSK, CSK has agreed to honor the terms of the leases.

On January 31, 1998, Trak Auto closed 15 stores in the Pittsburgh, Pennsylvania market. The stores were closed as a result of disappointing operating results and Trak Auto recorded a loss of approximately $14.9 million, primarily as a closed store reserve. During fiscal 1999 the Company reversed approximately $6.8 million of this reserve as a result of negotiating favorable lease terminations.

Relationship with Dart

Dart currently provides the Company with in-house legal and financial reporting services. The Company compensates Dart for those services on a negotiated basis. Prior to the Dart Acquisition, Dart also provided additional services

Item 1.           Business (Continued)

to the Company. In addition, the Company provides services to Dart including payroll and building security on a negotiated basis. Dart also pays certain "common expenses" for the Company, including, but not limited to, repairs and maintenance, utilities, and real estate taxes for the Company's headquarters in Landover, Maryland, telecommunications, and certain information technology systems, as well as casualty, liability and property insurance. As a result of Richfood's acquisition of Dart, these charges are being eliminated as the Company contracts for these services directly with third parties. See Note 5 to the Consolidated Financial Statements and Item 2.- Properties.

Competition

The business in which the Company is engaged is highly competitive. The Company competes with local, regional and national retail sellers of automobile parts and accessories. To some extent, the Company competes with garages, service stations, automobile dealers, supermarkets, and department, hardware and other stores. The Company's competitors include Advance Auto, AutoZone, Inc., The Pep Boys-Manny, Moe & Jack and Wal-Mart. The Company does not offer installation services which some of these competitors provide to their customers. Additionally, many of the Company's competitors have greater market share and financial resources which allows them to exert significantly greater purchasing leverage than the Company is able to exert.

Seasonality

The Company's business is somewhat seasonal in nature, with the highest sales occurring in the second and third fiscal quarters (May through October). Sales for the combined second and third quarters in fiscal years 1999 and 1998 were 52% and 55%, respectively, of total annual sales. The Company's business is also affected by weather conditions. Extremely hot or cold weather tends to enhance sales by causing a higher incidence of parts failure, thus increasing sales of seasonal products. Rain or snow, however, tends to reduce sales by causing deferral of elective maintenance.

Employees

On January 30, 1999, the Company employed approximately 1,200 full-time and 1,100 part-time persons engaged in retail, warehouse and administrative operations. The Company considers its relationship with its employees to be good.

Executive Officers

The following table sets forth the names, ages and positions of the executive officers of Trak Auto. Executive officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders or until their successors are appointed.

Item 1.           Business (Continued)

    Name                       Age         Position
    ----                       ---         ---------
    R. Keith Green             48          President and Director
    David B. MacGlashan        55          Senior Vice President and
                                             Chief Financial Officer
    Robert H. Thomas           48          Senior Vice President, Operations

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

There is no family relationship between any director and any executive officer of Trak Auto.

Item 2.  Properties

The Company subleases from Dart 210,000 square feet of a distribution center and office facility, located in Landover, Maryland, which it shares with Crown Books Corporation ("Crown Books"), a majority-owned subsidiary of Dart. The original sublease commenced in 1985 with a term of 30 years and six months and provides for rent increases of approximately 15% every five years over the term of the sublease. The Company's current annual rental is $1,647,000. In addition, the sublease requires the payment of maintenance, utilities, insurance and real estate taxes allocable to the space subleased. Under the terms of an amendment to the sublease that will only become effective if the Trak Merger is consummated, the Company agreed to vacate the warehouse and the lease will be terminated six months after the effective time of the Trak Merger. Dart will defer receipt of rent and other payments otherwise due under the sublease for a period of twelve months from the effective time of the Trak Merger. In addition to the rent and other payments that Dart deferred, HalArt will cause the Company to pay Dart a lease termination fee equal to six months of base rent on the first anniversary of the effective time of the Trak Merger.

The Company has an agreement with Dart to use space in a warehouse facility located adjacent to the above described distribution center and office facility on a month-to-month basis. The warehouse is owned by a wholly-owned subsidiary of Dart. The rental is variable and depends on the amount of square footage utilized by the Company. In fiscal 1999, the rental was approximately $207,000. The arrangement also requires the Company to pay its pro-rata share of utilities, real estate taxes and maintenance.

The Company leases a 176,000 square foot distribution center located in Bridgeview, Illinois from a wholly-owned subsidiary of Dart. The original lease, which commenced in 1984, is for thirty years and six months and provides for rent increases of approximately 15% every five years over the term of the lease. The current annual rental is $754,000. The lease also requires the Company to pay for maintenance, utilities, insurance and real estate taxes on the warehouse. If the Trak Merger is consummated, the lease for the Bridgeview facility will be amended. The amendment provides that the rent shall become fixed at $754,000 per year for the remainder of the term of the lease and the Company will vacate the premises on six months notice.

The Company leases a 317,000 square foot distribution center located in Ontario, California from a partnership that Ronald S. Haft, a former Dart shareholder, controls. The property has been vacant since April 1998 as a result of the sale of the Company's California operations in December 1997. The lease, which commenced in 1989, is for 20 years and provides for increasing rental payments, based upon the Consumer Price Index for the Los Angeles area, over the term of the lease. The current annual rental is $1,516,000. The lease also requires the Company to pay for maintenance, utilities, insurance and real estate taxes on the distribution center. As part of a settlement with Ronald S. Haft, Mr. Haft agreed to transfer the Ontario, California office and distribution center to Dart (or a subsidiary). The transfer is subject to contingencies, including bankruptcy court and mortgagee approval. Dart and the Company have executed an agreement whereby Dart will indemnify the Company against any and all liabilities and obligations including, without limitation, obligations to pay rent, perform maintenance, make repairs or otherwise perform any non-rent obligations, provided the Company: (1) vacates the warehouse and (2) transfers to Dart any economic benefits derived from any sublease or license with a third party related to the property as an offset against Dart's indemnification obligation. In the event that a wholly-owned subsidiary of Dart acquires title to the warehouse and prepays or refinances a mortgage note executed by the current owner of the warehouse, the lease will be terminated. HalArt has agreed to cause the Company to pay Dart a lease termination fee in an amount equal to twelve months of current base rent on the first anniversary of the effective time of the Trak Merger. The agreement provides that the agreement will in no way impair the value of the lease as a source of security for a successor lender to the current mortgage holder in the event that the note has not been prepaid in full prior to its maturity date. The agreement will only become effective if the Trak Merger is consummated.

The Company leases, or has license agreements covering, the spaces where its 175 retail stores are located. As of January 30, 1999, the total remaining minimum annual payments for the Company's retail stores (excluding closed stores) were $82,995,000 to the lease expiration dates and (including closed stores) were $86,495,000 to the lease expiration dates. The lease and license expiration dates (without regard to renewal options) range from 1999 to 2013.

One of the Company's stores is subleased from Crown Books and one is subleased from Shoppers Food Warehouse Corp., a wholly-owned subsidiary of Dart. These two subleases provide for various termination dates that range from 1999 to 2020 and require payment of future minimum rentals aggregating $3,890,000 (including renewal options) at January 30, 1999. These sublease agreements also require payment of a percentage of sales in excess of a stated minimum.

Annual fees and rentals paid to Dart and/or its subsidiaries for stores and office and warehouse space was $4,304,000 in the fiscal year ended January 30, 1999.

Item 3.  Legal Proceedings

In January 1998, the Company was named as a defendant in two class action lawsuits (Amezcua v. Trak Auto Corporation, Superior Court of the State of California, Action No. BC183900 and Tett, v. Trak Auto Corporation, Superior Court of the State of California, Action No. BC186931) involving former California employees of the Company who alleged that the Company engaged in improper wage-and-hour practices. The suits claimed that former salaried employees should have been paid overtime.

The Company entered into a settlement agreement pursuant to which the Company's maximum exposure to members of the classes in both class action lawsuits was $4.5 million. During August 1998, the Company funded $4.5 million to an escrow account for payments to class members of these lawsuits and, after payments to class members, approximately $183,000 of the escrow remains as of January 30, 1999. This amount is classified on the Consolidated Balance Sheets as Restricted Escrow Funds. In addition, the Company recorded a receivable of approximately $3.8 million at January 30, 1999 for recovery of these amounts from its insurance carriers and recorded a net provision of approximately $0.5 million during fiscal 1999 for the settlement which has been recorded as Selling and Administrative Expenses on the Consolidated Statements of Operations. In March 1999, the Company received the $3.8 million insurance receivable.

Other

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material adverse effect, if established, upon the Company's consolidated financial condition and results of operations.

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

              Quarter Ended          High         Low
              -------------          ----         ---
              May 3, 1997            14 3/8       10 5/8
              August 2, 1997         13           10 1/2
              November 1, 1997       16 3/4        9
              January 31, 1998       13 1/8       10 3/4
              May 2, 1998            12            8
              August 1, 1998         12 1/2        9
              October 31, 1998       10 1/2        6 1/4
              January 30, 1999        8 5/8        6 7/8

There were approximately 100 record holders of the Common Stock as of March 24, 1999.

The Company has not paid dividends during the past two fiscal years and does not expect to pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

INCOME STATEMENT DATA:    (in thousands, except per share and sales % data)

                                               Fiscal Year
                               --------------------------------------------
                                 1999     1998     1997     1996     1995
                               -------- -------- -------- -------- --------
Sales (a)                      $221,584  $319,440  $345,984  $342,242  $348,599
Interest and other income         2,284     2,181     1,586     2,358     1,887
Cost of sales, store occupancy
  and warehousing               171,095   246,632   262,472   253,582   256,210
Selling and Administrative       48,523    68,862    72,050    69,208    67,680
Provision for loss on sale
  of California operations          -       8,193       -         -         -
Depreciation and Amortization     4,191     8,481     7,495     6,292     6,004
Interest expense                  3,749     3,753     3,705     3,638     3,849
Closed store provision
 (reversal)                      (6,821)   13,929       402       418     1,580
Impairment of fixed assets        1,203       -         -         -         -
Income (loss) before
  income taxes                    1,928   (28,229)    1,446    11,462    15,163
Net income (loss)                 1,208   (17,673)    1,084     7,290    10,265

Per share data:
  Basic income (loss) per
  share                        $    .20  $  (2.99)$     .18 $    1.24 $    1.69
  Diluted income (loss) per
  share                             .20     (2.99)      .18      1.23      1.67

Weighted average common
  share and common share
  equivalents outstanding
  Basic                           5,909     5,909     5,900     5,867     6,078
  Diluted                         5,909     5,909     5,942     5,928     6,139
Percentage increase
  (decrease) in sales
  Total stores                    (30.6)%    (7.7)%     1.1%     (1.8)%     4.1%
  Comparative stores               (2.2)%    (8.7)%    (1.7)%    (2.7)%     2.1%



BALANCE SHEET DATA:                      (dollars in thousands)
                                          at end of Fiscal Year
                               ----------------------------------------------------
                                  1999       1998      1997       1996       1995
                                  ----       ----      ----       ----       ----
Current assets                 $106,648   $114,156   $136,813   $133,993   $137,306
Current liabilities              53,107     70,167     80,298     75,348     75,293
Working capital                  53,541     43,989     56,515     58,645     62,013
Total assets                    148,592    173,506    192,220    187,595    187,649
Long-term obligation             28,537     37,597     28,509     30,064     31,797
Stockholders' equity             66,948     65,742     83,413     82,183     80,559

(a) The Company sold its California operations and closed its Pittsburgh, Pennsylvania operations during fiscal 1998. These stores represented approximately $85 million in sales in fiscal 1998. The Company has not restated its results of operations or provided proforma financial statements for fiscal 1998.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Outlook

Except for historical information, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Actual results may differ materially due to a variety of factors, including, without limitation, the consummation of the Trak Merger, the Company's ability to open new stores and close other stores, the sufficiency of recorded reserves for store closings, the availability of capital to fund operations, the effect of national and regional economic conditions and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

In connection with its acquisition of Dart, Richfood expressed its intent to cause Dart to divest its ownership of the Company as soon as practicable. Accordingly, on March 11, 1999, the Company entered into a merger agreement with HalArt, L.L.C. ("HalArt") which provides for the merger of a wholly-owned subsidiary of HalArt with and into the Company (the "Trak Merger"). As a result of the Trak Merger, the Company will become a wholly-owned subsidiary of HalArt and shares of the Company's Common Stock (with the exception of all shares owned by the Company, HalArt or any of HalArt's direct or indirect wholly-owned subsidiaries and dissenting shares) will be converted into the right to receive $9.00 per share in cash, without interest, representing an aggregate value of approximately $53.2 million. The Company's Board of Directors has unanimously approved the Trak Merger and has recommended that stockholders approve and adopt the merger agreement and the merger.

The Trak Merger is subject to customary conditions including approval by the Company's stockholders and receipt of regulatory approvals. On April 28, 1999, the Company filed a definitive proxy statement with the Securities and Exchange Commission in order to solicit proxies for use at a May 27, 1999 special meeting of stockholders, and at any adjournments of the special meeting. At the special meeting, the stockholders will vote on a proposal to approve and adopt the merger agreement, the Trak Merger, and the other transactions contemplated in the merger agreement. Dart has entered into a voting agreement with HalArt which provides that, in the absence of certain events, Dart will vote in favor of the proposal at the special meeting. Except as specifically indicated in this annual report, the impact, if any, resulting from the Trak Merger has not been considered in this annual report.

The automotive aftermarket is highly competitive. As a result, the industry is consolidating with independent operators and small chains that are either going out of business or being acquired by larger competitors. Additionally, the do-it-yourself customer base is shrinking due to the increased complexity of automobiles, the increased incidence of leasing, and the availability of well maintained leased vehicles entering the used car market. Management believes that the markets in which the Company operates will remain highly competitive in the foreseeable future.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Reference to "fiscal 1999" means the 52 weeks ended January 30, 1999, "fiscal 1998" means the 52 weeks ended January 31, 1998, "fiscal 1997" means the 52 weeks ended February 1, 1997 and "fiscal 1996" means the 53 weeks ended February 3, 1996.

Liquidity and Capital Resources

Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, decreased by $0.9 million to $17.0 million at January 30, 1999 from $17.9 million at January 31, 1998. The decrease was primarily due to funding $4.5 million in escrow for settlement of class action litigation involving employees of the Company's former California operations and payments on fiscal 1998 year-end accounts payable balances related to the Company's former operations in the California and Pittsburgh, Pennsylvania markets. The decrease was partially offset by funds received from Dart for loan repayments (see Note 5 to the Consolidated Financial Statements).

Operating activities used $6.8 million of the Company's funds during fiscal 1999 compared to using $7.7 million during fiscal 1998. The $6.8 million consisted of $4.5 million deposited in escrow for settlement of the California class action litigation and final payments on fiscal 1998 year-end accounts payable balances related to the Company's operations in the former California and Pittsburgh, Pennsylvania markets.

Investing activities provided $6.1 million to the Company during fiscal 1999 compared to providing $14.1 million during fiscal 1998. The $6.1 million consisted primarily of Dart's repayments of loans from the Company of approximately $7.2 million during fiscal 1999 partially offset by capital expenditures of $1.2 million. The $14.1 million resulted primarily from proceeds of the sale of the Company's California operations partially offset by loans to Dart and capital expenditures.

Financing activities used $172,000 of the Company's funds during fiscal 1999 compared to $211,000 during fiscal 1998. These amounts were used for principal payments on capital lease obligations.

The Company's primary capital requirements relate to remodelings and new store openings (including purchases of inventory and the costs of store fixtures and leasehold improvements). As of January 30, 1999, the Company had entered into an amendment to an existing store lease for additional space and had not entered into any agreements for new store locations. The Company funds its requirements for working capital and capital expenditures with net cash generated from operations, existing cash resources and, if necessary, borrowings under a revolving credit facility. Working capital increased $9.6 million to $53.5 million during fiscal 1999. The increase was primarily due to the reclassification to a current asset of the remaining $11.0 million balance due on the Dart loan. Working capital decreased $12.5 million to $44.0 million during fiscal 1998. The decrease was primarily due to funding the $15.0 million loan to Dart and was partially offset by cash received from the sale of the California operations.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)


On February 3, 1999, the Company received $7.5 million from Dart as a principal payment on the Dart loan and on March 12, 1999, the Company received the remaining $3.5 million principal balance of the Dart loan. In addition, the Company received approximately $3.8 million from insurance carriers in March 1999 as a recovery of substantially all of the amounts expended pursuant to the settlement of the California class action litigation.

In December 1996, the Company entered into a revolving credit facility with a finance company to borrow up to $25.0 million. The credit facility has an original term of three years. Borrowings are limited to eligible inventory levels and are secured by the Company's inventory, accounts receivable and proceeds from the sale of those assets. The credit facility contains certain restrictive covenants and an interest rate that fluctuates with the Company's ratio of funded debt to equity. The Company had not borrowed under the credit facility as of January 30, 1999.

Results of Operations

Analysis of Results of Operations                  Years Ended
                                       ------------------------------------
     (in thousands)                    January 30,  January 31, February 1,
                                          1999         1998        1997
                                        ----------   ----------  ----------
Sales                                    $221,584     $319,440    $345,984

Operating Income (Loss)                    (2,225)      (4,535)      3,967

Adjusted Operating Income (Loss)           (6,327)      (2,935)      3,967

Pretax Income (Loss)                        1,928      (28,229)      1,446

Adjusted operating income (loss) has been included to reflect management's view of the run-rate operating income (loss) of the Company for fiscal 1999. Adjusted operating income (loss) equals operating income (loss) revised to reflect unusual settlements with vendors and changes in estimates which increased the Company's operating results during fiscal 1999. These one-time items net to $4.1 million in fiscal 1999 and consist of (1) settlements with merchandise vendors of $0.8 million and (2) $3.8 million, which includes settlements of real estate related issues, amounts due to non-merchandise vendors and a revision of the estimated cost to exit the Ontario, California warehouse partially offset by $0.5 million of litigation expenses, as further discussed in this Management's Discussion and Analysis of Financial Conditions and Results of Operations. Fiscal 1998's adjusted operating income (loss) reflects the elimination of $1.6 million of settlements of litigation involving the Company and the members of the Haft family, former Dart shareholders.

Fiscal 1999 compared to Fiscal 1998

During fiscal 1999, the Company opened six Super Trak stores, closed two Super Trak stores and closed or converted ten Classic Trak stores to the Super Trak format. As of January 30, 1999, Trak Auto had 175 stores, including 91 Super Trak stores and 26 Super Trak Warehouse stores.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

For fiscal 1999, sales decreased by $97.8 million, or 30.6%, to $221.6 million compared to fiscal 1998 sales of $319.4 million. The decrease was primarily due to the Company's sale of its California operations (82 stores) in December 1997 and the closing of the Company's stores located in the Pittsburgh, Pennsylvania market (15 stores) on January 31, 1998. Comparable sales (stores open more than one year) decreased 2.2% in fiscal 1999 compared to fiscal 1998. The decrease in comparable sales was primarily due to an increase in competition in the markets in which the Company operates combined with unusually mild weather conditions during the first quarter of fiscal 1999. Sales for Super Trak and Super Trak Warehouse stores represented 73.6% of total sales during fiscal 1999 compared to 69.8% of total sales for fiscal 1998.

Interest and other income increased by $0.1 million to $2.3 million during fiscal 1999 compared to fiscal 1998. The increase was primarily due to interest received from Dart on outstanding loan balances (see Note 5 to the Consolidated Financial Statements).

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 77.2% in fiscal 1999 and fiscal 1998. During fiscal 1999 a decrease in store margins was offset by $0.8 million from settlements negotiated with merchandise vendors.

Selling and administrative expenses as a percentage of sales were 21.9% in fiscal 1999 compared to 21.6% in fiscal 1998. The increase was primarily due to increased net advertising costs, the settlement of legal matters and $0.5 million of net cost to the Company to settle the California class action litigation partially offset by approximately $3.8 million, which includes settlements of real estate related issues, amounts due to non-merchandise vendors and a revision of the estimated cost to exit the Ontario, California warehouse that the Company vacated subsequent to the sale of its California operations. In addition, although actual corporate expenses were less than the prior year, corporate expenses increased as a percentage of sales.

Operating loss totaled $2.2 million in fiscal 1999, compared to an operating loss of $4.5 million in fiscal 1998. The decrease was primarily attributable to unusual settlements with vendors and changes in estimates, which reduced the Company's operating loss during fiscal 1999, partially offset by reduced sales, discussed above, and higher net advertising costs.

Depreciation and amortization expenses decreased $4.3 million, or 50.6%, in fiscal 1999 compared to fiscal 1998. The decrease was primarily due to a decrease in depreciation expense related to the reduction in fixed assets as a result of the sale of the California operations and the closing of the stores located in the Pittsburgh, Pennsylvania market.

During fiscal 1999, the Company reversed approximately $6.8 million of its closed store reserve as a result of negotiating favorable lease terminations for stores that it closed in the Pittsburgh, Pennsylvania market compared to recording a closed store expense of approximately $13.9 million in fiscal 1998.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)


The Company recorded an impairment of fixed assets of approximately $1.2 million during fiscal 1999 for the net book value of the fixed assets at under performing stores.

During fiscal 1999 the Company's effective income tax rate was 37.3%. The Company generated a net operating loss of approximately $13.6 million during fiscal 1999 of which $1.1 million can be carried back to prior tax years, subject to Alternative Minimum Tax limitations, and $12.5 million will be carried forward. The net operating loss carryforward will expire in fiscal year 2019. As a result of Richfood's acquisition of Dart, utilization of the Company's net operating loss carryforwards may be limited. If the Trak Merger is consummated the tax carryforwards may be further limited as a result of the change in control. Management believes that it is more likely than not that all tax carryforwards are realizable.

The Company recorded net income for fiscal 1999 of $1.2 million compared to a net loss of $17.7 million during fiscal 1998. The net income for fiscal 1999 was primarily due to the reversal of the Company's closed store reserve partially offset by operating losses.

Fiscal 1998 Compared to Fiscal 1997

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

Sales of $319.4 million for fiscal 1998 decreased by $26.5 million or 7.7% compared to fiscal 1997. The decrease was primarily due to the mild winter conditions in the Midwest and East coast markets during the first quarter of fiscal 1998 as well as the sale of the Company's California operations and weak performance of the stores in the highly competitive Los Angeles market prior to the sale. Comparable sales (stores open more than one year) decreased 8.7% in fiscal 1998 compared to fiscal 1997. Sales for comparable Super Trak Warehouse stores decreased 6.2% in fiscal 1998. Sales for comparable Super Trak stores decreased 9.9% in fiscal 1998. Sales for comparable Classic Trak stores decreased 8.3% in fiscal 1998. Sales for Super Trak and Super Trak Warehouse stores represented 69.8% of total sales during fiscal 1998 compared to 64.6% for fiscal 1997.

Interest and other income increased by $0.6 million in fiscal 1998 when compared to fiscal 1997. The increase was primarily due to recoveries resulting from audits of prior year vendor allowances and increased interest income.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 77.2% in fiscal 1998 compared to 75.9% in fiscal 1997. The increases were primarily due to higher store occupancy costs for larger stores with newer

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

leases, and increased distribution costs due to broader geographical delivery areas and increased product items supplied to Super Trak Warehouse stores.

Selling and administrative expenses as a percentage of sales were 21.6% in fiscal 1998 compared to 20.8% in fiscal 1997. The increase was primarily due to increased payroll costs as a percentage of sales (actual payroll dollars in fiscal 1998 were less than fiscal 1997) and to payments for settlements with former stockholders of Dart and the Company (certain members of the Haft family) (see Note 9 to the Consolidated Financial Statements).

Operating loss totaled $4.5 million in fiscal 1998 compared to operating income of $4.0 million in fiscal 1997. The loss was primarily attributable to lower sales, as discussed above, resulting in reduced gross profit partially offset by reduced operating expenses.

The provision for loss on the sale of the Company's California operations of $8.2 million represents the loss associated with the sale of the Company's California assets (see Note 7 to the Consolidated Financial Statements).

Depreciation and amortization expenses increased $1.0 million in fiscal 1998 compared to fiscal 1997. The increase was due to the write-off of favorable lease rights in conjunction with closing the Pittsburgh, Pennsylvania stores and was partially offset by a reduction in depreciation as a result of fixed assets becoming fully depreciated, sold or taken out of service.

Interest expense increased $48,000 in fiscal 1998 compared to fiscal 1997.

The Company recorded a closed store provision of $13.9 million in fiscal 1998 primarily for the stores closed in the Pittsburgh, Pennsylvania market.

The net loss of $17.7 million in fiscal 1998 compared to net income of $1.1 million in fiscal 1997 was a result of the foregoing factors, primarily the closed store reserve and loss from the sale of the California operations.

The effective income tax rate was 37.4% in fiscal 1998 compared to 25.0% in fiscal 1997. The increase was primarily the result of a net operating loss generated and fully utilized while a permanent tax difference remained relatively unchanged.

Year 2000 Compliance

The Y2K Issue is the result of computer systems and computer software using only two digits rather than four to define a year. As a result, systems that are date-sensitive may recognize the year "00" as the year 1900 rather than the year 2000. Unless remedied, the Y2K Issue could result in system failures, miscalculations and the inability to process necessary transactions or engage in normal business activity. In addition to computer systems and computer software, any equipment using embedded microchips, such as controllers and telephone exchanges, also could be at risk.

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

The Company has plans to provide minimal disruption to its operations with respect to its IT Y2K compliance. The aggregate costs associated with the plans are estimated to be approximately $6.7 million. The Company has spent approximately $192,000, as of January 30, 1999, none of which has been capitalized. The plans include: (1) replacing store related hardware and software and (2) utilizing internal and third party contractors to modify for Y2K compliance and enhance the warehouse distribution and merchandising system. Accordingly, the Company has engaged a consulting firm to complete and test Y2K modifications and enhancements to the warehouse distribution and merchandising system, completion of which is in two phases, the first was completed in mid-January 1999, prior to the start of the Company's current fiscal year and the second is anticipated to be completed in the fall of 1999.

The Company and HalArt have agreed to conduct testing on systems that the respective companies have obtained that are designed to remedy the Y2K Issue for store systems. The result of this testing will determine whether the Company implements its Y2K solution or HalArt's solution. The Company and HalArt have entered into an arrangement whereby HalArt will fund increased expenditures that result if the Company implements HalArt's solution rather than its own. HalArt has agreed to indemnify the Company against losses that may result from the Company's implementation of HalArt's system. The Company expects to fund any expenditures that it must make in order for it to become Y2K compliant by using cash flow from operations. No material information technology projects have been deferred as a result of the Company's Y2K plans.

While management believes that it has taken appropriate steps to ensure that the Company becomes Y2K Compliant even in the event that the Trak Merger is not consummated, there is no guarantee that the Company will be successful in adopting its store systems plan or that such plan will be adopted in sufficient time to allow for the plan to be fully implemented and tested by January 1, 2000.

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

The Company believes that the majority of its Non-IT systems are currently Y2K compliant. Testing of all Non-IT systems is approximately 75% complete and is expected to be completed by the summer of 1999.

The Company's review of Y2K compliance issues with key vendors, suppliers, customers and other third parties has not identified any providers that, in the event of their failure to become Y2K compliant, could materially impact the Company's results of operations. However, there can be no assurance that the failure of any unrelated third parties to become Y2K compliant in a timely manner would not have a material adverse effect on the Company's result of operations or financial condition. The Company uses third party vendors to process payroll and human resources functions. Through discussions with its payroll and human resource provider, the Company has determined that the current systems that the provider is using are not Y2K compliant and will require replacement. During 1999, the Company and the provider plan to convert these processes to a system that is Y2K compliant and is currently available from the provider.

Effects of Inflation

Inflation in the past several years has not had a significant impact on the Company's business. The Company believes it will be able to recover future cost increases due to inflation by increasing selling prices.

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk


The Company is exposed to market risk related to changes in interest rates. The Company had no derivative financial instruments held for speculative or trading purposes or any agreements for interest rates swaps during fiscal 1999.

Interest Rate Sensitivity. The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities. The Company currently invests its temporary cash in money market funds, United States Treasury Notes, and United States Agency Securities, which are sensitive to interest rate changes. Although the Company currently has no outstanding long-term debt, if the Company were to borrow against its outstanding credit facility, the resulting variable rate debt also would be sensitive to interest rate changes. If market interest rates average 1% less during fiscal 2000 than they did during fiscal 1999, the Company's interest income before income taxes would decrease by approximately $84,000. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. The sensitivity analysis assumes no changes in the Company's financial structure and does not take into account the impact that would result from consummation of the Trak Merger.

Item 8.  Financial Statements and Supplementary Data

Financial Statements
                                                                  Page
         Report of Independent Public Accountants                  25

         Consolidated Balance Sheets                               26-27

         Consolidated Statements of Operations                     28

         Consolidated Statements of Stockholders' Equity           29

         Consolidated Statements of Cash Flows                     30-31

         Notes to Consolidated Financial Statements                32-48

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO TRAK AUTO CORPORATION:

We have audited the accompanying consolidated balance sheets of Trak Auto Corporation (a Delaware corporation and a majority-owned indirect subsidiary of Richfood Holdings, Inc.) and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trak Auto Corporation and subsidiaries as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in fiscal 1997 the Company changed its method of accounting for cash equivalents and in fiscal 1998 changed its method of accounting for purchased computer software costs.



                                                      /s/ ARTHUR ANDERSEN LLP


Washington, D.C.
April 20, 1999

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                          January 30, January 31,
                                              1999       1998
                                            --------   --------
ASSETS

Current Assets:
  Cash                                      $  5,038   $  5,914
  Short-term instruments                      11,984     11,973
  Marketable debt securities                     563        666
  Restricted escrow funds                        183       --
  Insurance receivable                         3,788       --
  Accounts receivable, net of allowance
    of $407 and $24, respectively              6,942      8,653
  Note Receivable from Dart Group             11,000      3,215
  Merchandise inventories                     57,840     67,027
  Prepaid income taxes                          --        3,670
  Deferred income taxes                        6,481      9,844
  Other current assets                         2,829      3,194
                                            --------   --------
    Total Current Assets                     106,648    114,156
                                            --------   --------


Property and Equipment, at cost:
  Furniture, fixtures and equipment           48,845     54,767
  Leasehold improvements                       7,349      9,970
  Property under capital leases               22,032     22,032
                                            --------   --------
                                              78,226     86,769
Accumulated Depreciation and Amortization     47,580     50,513
                                            --------   --------
                                              30,646     36,256
                                            --------   --------
Other Assets                                      64         93
                                            --------   --------

Note Receivable from Dart Group                 --       15,000
                                            --------   --------

Deferred Income Taxes                         11,234      8,001
                                            --------   --------

Total Assets                                $148,592   $173,506
                                            ========   ========

The accompanying notes are an integral part of these consolidated balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                             January 30, January 31,
                                                1999         1998
                                              ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, trade                     $  27,207    $  41,325
  Accrued expenses-
    Salaries and benefits                        11,026       11,177
    Taxes other than income                       3,966        5,518
    Other                                         9,829        9,601
  Current portion of closed store
    reserve                                         649        2,087
  Current portion of obligations under
    capital leases                                  338          282
  Due to affiliate                                   92          177
                                              ---------    ---------
      Total Current Liabilities                  53,107       70,167
                                              ---------    ---------

Obligations under Capital Leases                 26,618       26,846
                                              ---------    ---------
Reserve for Store Closings                        1,919       10,751
                                              ---------    ---------
      Total Liabilities                          81,644      107,764
                                              ---------    ---------

Commitments and Contingencies

Stockholders' Equity
  Common stock, par value $.01 per share;
    15,000,000 shares authorized; 6,437,869
    shares issued                                    64           64
  Paid-in capital                                46,481       46,481
  Accumulated other comprehensive income              5            7
  Retained earnings                              29,125       27,917
  Treasury stock, 528,690 shares of common
    stock at cost                                (8,727)      (8,727)
                                              ---------    ---------
      Total Stockholders' Equity                 66,948       65,742
                                              ---------    ---------

Total Liabilities and Stockholders'
  Equity                                      $ 148,592    $ 173,506
                                              =========    =========

The accompanying notes are an integral part of these consolidated balance sheets.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                      Years Ended
                                         -------------------------------------
                                         January 30,  January 31,  February 1,
                                             1999         1998        1997
                                          ---------    ---------    --------
Sales                                     $ 221,584    $ 319,440    $345,984
 Interest and other income                    2,284        2,181       1,586
                                          ---------    ---------    --------
                                            223,868      321,621     347,570
                                          ---------    ---------    --------
 Cost of sales, store occupancy
   and warehousing                          171,095      246,632     262,472
 Selling and administrative                  48,523       68,862      72,050
 Provision for loss on sale of
   California operations                       --          8,193        --
 Depreciation and amortization                4,191        8,481       7,495
 Interest expense                             3,749        3,753       3,705
 Closed store (reversal) provision           (6,821)      13,929         402
 Impairment of fixed assets                   1,203         --          --
                                          ---------    ---------    --------
                                            221,940      349,850     346,124
                                          ---------    ---------    --------

 Income (loss) before income taxes            1,928      (28,229)      1,446
 Income tax provision (benefit)                 720      (10,556)        362
                                          ---------    ---------    --------
 Net income (loss)                        $   1,208    $ (17,673)   $  1,084
                                          =========    =========    ========

 Per share data:
   Basic earnings (loss) per share        $     .20    $   (2.99)   $    .18
   Diluted earnings (loss) per share            .20        (2.99)        .18

 Weighted average common share and
   common share equivalents outstanding
   Basic                                      5,909        5,909       5,900
   Diluted                                    5,909        5,909       5,942


  The accompanying notes are an integral part of these consolidated statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                    Years Ended
                                        ------------------------------------
                                        January 30,  January 31, February 1,
                                            1999        1998        1997
                                          --------    --------    --------
 Common Stock:
   Balance, beginning and end of period   $     64    $     64    $     64
                                          ========    ========    ========

 Paid-in Capital:
   Balance, beginning of period           $ 46,481    $ 46,476    $ 46,236
   Stock options exercised                     -             5         240
                                          --------    --------    --------
   Balance, end of period                 $ 46,481    $ 46,481    $ 46,476
                                          ========    ========    ========

 Accumulated Other Comprehensive Income
   Balance, beginning of year             $      7    $      3    $     97
   Realized gain on investments                 (2)          4         (94)
                                          --------    --------    --------
   Balance, end of year                   $      5    $      7    $      3
                                          ========    ========    ========

 Retained Earnings:
   Balance, beginning of period           $ 27,917    $ 45,590    $ 44,506
   Net income (loss)                         1,208     (17,673)      1,084
                                          --------    --------    --------
   Balance, end of period                 $ 29,125    $ 27,917    $ 45,590
                                          ========    ========    ========

 Treasury Stock:
   Balance, beginning of period           $ (8,727)   $ (8,720)   $ (8,720)
   Common Stock repurchased                    -            (7)        -
                                          --------    --------    --------
   Balance, end of period                 $ (8,727)   $ (8,727)   $ (8,720)
                                          ========    ========    ========

 Comprehensive Income (Loss)
   Net income (loss)                      $  1,208    $(17,673)   $  1,084
   Reclassification adjustments                -            (2)         (1)
                                          --------    --------    --------
   Comprehensive income (loss)            $  1,208    $(17,675)   $  1,083
                                          ========    ========    ========

 Common Stock Outstanding:
   Balance, beginning of period              5,909       5,909       5,888
   Stock Options Exercised                     -           -            21
                                          --------    --------    --------
   Balance, end of period                    5,909       5,909       5,909
                                          ========    ========    ========

  The accompanying notes are an integral part of these consolidated statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Years Ended
                                         -----------------------------------
                                         January 30, January 31, February 1,
                                            1999        1998        1997
                                          --------    --------    --------
 Cash Flows from Operating Activities:
   Net income (loss)                      $  1,208    $(17,673)   $  1,084
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation and amortization           4,191       8,481       7,495
     Provision for loss on sale of
       California operations                   -         8,193         -
     Provision (reversal) for store
       closings                             (6,821)     13,929         402
     Impairment of fixed assets              1,203         -           -
     Provision for deferred taxes              130      (5,315)       (525)
   Changes in assets and liabilities:
     Accounts receivable                    (2,077)     (1,812)     (2,132)
     Merchandise inventories                 9,187       7,338      (6,722)
     Restricted escrow                        (183)        -           -
     Prepaid income taxes                    3,670      (3,670)        -
     Other current assets                      365        (111)     (2,049)
     Other assets                               29         309         285
     Accounts payable, trade               (14,118)     (6,365)      1,259
     Accrued expenses                          (65)     (7,397)      3,345
     Due to affiliate                          (85)        159         (53)
     Income taxes payable                      -        (1,581)        883
     Reserve for closed stores              (3,449)     (2,187)     (2,245)
                                          --------    --------    --------
       Net cash provided by (used in)
         operating activities             $ (6,815)   $ (7,702)   $  1,027
                                          --------    --------    --------

 Cash Flows from Investing Activities:
   Capital expenditures                   $ (1,194)   $ (2,288)   $ (8,638)
   Proceeds from sale of California
     operations                                -        32,828         -
   Sale/maturities of United States
     Treasury Bills                            -            50       7,644
   Maturities of United States Treasury
     Notes                                     -         1,150         -
   Sale/maturities of marketable
     debt securities                           101         552       5,994
   Proceeds from (payment for) notes
     receivable from Dart Group              7,215     (18,215)        -
                                          --------   ---------   ---------
       Net cash provided by
         investing activities             $  6,122   $  14,077   $   5,000
                                          --------   ---------   ---------

                            (continued on next page)

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)

                                                    Years Ended
                                        ----------------------------------
                                        January 30, January 31, February 1,
                                           1999        1998        1997
                                         --------    --------    --------
 Cash Flows from Financing Activities:
   Principal payments under capital
     lease obligations                   $   (172)  $    (209)   $   (101)
   Purchase of treasury shares                -            (7)        -
   Proceeds from exercises of stock
     options                                  -             5         240
                                         --------    --------    --------
       Net cash provided by (used in)
         financing activities            $   (172)   $   (211)   $    139
                                         --------    --------    --------

 Net Increase (Decrease) in Cash
   and Equivalents                       $   (865)   $  6,164    $  6,166
 Cash and Equivalents at Beginning
   of Year (Note 2)                        17,887      11,723       5,557
                                         --------    --------    --------
 Cash and Equivalents at End
   of Year (Note 2)                      $ 17,022    $ 17,887    $ 11,723
                                         ========    ========    ========


 Supplemental Disclosures of Cash Flow Information:
 Cash paid (refunded) during the year for:
   Interest                              $  3,749    $  3,753    $  3,705
   Income taxes                            (4,585)        178         450

 Supplemental Disclosure of Noncash Activities:
 Write-off book value of fixed assets to
   closed store reserves                 $    -      $  1,549    $    -

  The accompanying notes are an integral part of these consolidated statements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

The accompanying consolidated financial statements reflect the accounts of Trak Auto Corporation ("Trak Auto") and its wholly-owned subsidiaries for the fiscal year ended January 30, 1999 ("fiscal 1999"), the fiscal year ended January 31, 1998 ("fiscal 1998") and the fiscal year ended February 1, 1997 ("fiscal 1997"). Trak Auto and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail stores in the United States.

On April 9, 1998, Dart Group Corporation ("Dart"), which owns approximately 67.1% of the Company's outstanding common stock, entered into an Agreement and Plan of Merger with Richfood Holdings, Inc. ("Richfood") and a subsidiary of Richfood ("Acquisition Subsidiary"). Pursuant to the terms of the Agreement and Plan of Merger, Richfood (i) made a cash tender offer (the "Offer") for all the issued and outstanding shares of common stock of Dart at a price of $160.00 per share, net to the seller in cash, and (ii) caused Acquisition Subsidiary to merge with and into Dart in a transaction in which Dart became a wholly owned subsidiary of Richfood. The Offer closed on May 13, 1998 and the merger was effective on May 18, 1998. Richfood expressed its intention to cause Dart to divest its ownership of the Company as soon as practicable.

On March 11, 1999, the Company entered into a definitive merger agreement with HalArt, L.L.C. ("HalArt") for HalArt to acquire the Company (the "Trak Merger"). The merger agreement provides for the acquisition by HalArt of all the outstanding shares of the Company's Common Stock (with the exception of all shares owned by the Company, HalArt or any of HalArt's direct or indirect wholly-owned subsidiaries and dissenting shares) at $9.00 per share in cash, representing an aggregate value of approximately $53.2 million. The Company's Board of Directors has unanimously approved the Trak Merger and has recommended that stockholders approve and adopt the merger agreement and the merger.

The Trak Merger is subject to customary conditions including approval by the Company's stockholders and receipt of regulatory approvals. On April 28, 1999, the Company filed a definitive proxy statement with the Securities and Exchange Commission in order to solicit proxies for use at a May 27, 1999 special meeting of stockholders, and at any adjournments of the special meeting. At the special meeting, the stockholders will vote on a proposal to approve and adopt the merger agreement, the Trak Merger, and the other transactions contemplated in the merger agreement. Dart has entered into a voting agreement with HalArt which provides that, in the absence of certain events, Dart will vote in favor of the proposal at the special meeting. Except as specifically indicated in this annual report, the impact, if any, resulting from the Trak Merger has not been considered in this annual report.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Cash and Equivalents

Effective in fiscal 1997, the Company changed its accounting policy to include only investments with a maturity of three months or less as cash equivalents. The impact of this change was to reclassify amounts previously presented in the accompanying consolidated balance sheets and statements of cash flows.

Short-term Instruments and Marketable Debt Securities

At January 30, 1999, the Company's short-term instruments are all money market funds. Marketable debt securities include United States Treasury Notes, and United States Agency Securities.

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At January 30, 1999, market value was $5,000 greater than cost, net of income taxes. At January 30, 1999, the Company had no investments that qualified as trading or held-to-maturity.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities sold is based on the specific identification method. The securities have a contractual maturity of one year or less.

Expected maturities may differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value of Financial Instruments

The fair values of current financial assets and liabilities are approximately the reported carrying amounts.

Merchandise Inventories

The Company's inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At January 30, 1999, and January 31, 1998 inventories determined on a first-in, first-out ("FIFO") basis would have been greater by $3,333,000, and $3,815,000, respectively. If inventories were determined on a FIFO basis, cost of goods sold would be greater by approximately $482,000 and $318,000 for fiscal 1999 and fiscal 1998, respectively, and would be reduced by $75,000 for fiscal 1997.

The Company takes a physical count of its store inventories semiannually and uses a gross profit method combined with available perpetual inventory information to determine inventories for quarters when complete physical counts are not taken. The Company took a physical inventory for all stores during the quarter ended January 30, 1999.

Property and Equipment

Property and equipment are recorded at cost. The Company depreciates furniture, fixtures and most equipment generally over a ten-year period using the straight-line method. Computer equipment is depreciated over a five-year period using the straight-line method. Effective February 2, 1997, the Company changed its accounting policy from expensing purchased computer software costs in the year of acquisition to capitalizing and depreciating these costs over the estimated useful life, not to exceed five years. Management has determined that these costs benefit future periods. During fiscal 1999, the Company recorded amortization of purchased computer software of approximately $15,000 and during fiscal 1998, the Company did not record any amortization of purchased computer software as no new computer software was placed in service. The effect of capitalizing purchased computer software was to increase the Company's net income by approximately $5,000 for fiscal 1999 and reduce the Company's net loss by approximately $198,000 ($.03 per share), for fiscal 1998, respectively, net of income taxes. All stores and some equipment are leased. Improvements to leased premises are amortized over a ten-year period or the term of the lease, whichever is shorter. Assets (primarily buildings) financed through asset-based financing arrangements are depreciated over the lives of the leases. Accumulated amortization for assets under capital lease was $10,093,000 and $9,173,000 as of January 30,1999 and January 31, 1998, respectively.

Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value should be assessed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

disposition. The Company has determined that as of January 30, 1999, there was approximately $1,203,000 of net book value of fixed assets at underperforming stores that had been impaired. Accordingly, the Company wrote-off $1,203,000 for these assets in the accompanying statement of operations in fiscal 1999.

Preopening Expenses

All costs of a non-capital nature incurred in opening a new store are charged to expense as incurred.


Advertising Expense

The Company records the costs of advertising as expense as the costs are incurred.

Self-Insurance Programs

The Company is self-insured for certain levels of general liability, workers compensation and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the expected value of projected settlements for known and anticipated claims.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of short-term instruments, marketable debt securities and accounts receivable from vendors. The Company restricts investment of temporary cash investments to United States Treasury Bills and Notes and corporate notes and municipal securities with a high credit standing. Credit risk on accounts receivable is minimized as a result of deducting such receivables from amounts payable to the related vendors. The Company periodically reviews outstanding balances and records allowances for accounts receivable deemed uncollectible.

Earnings Per Share

The computation of diluted earnings per share is based on the weighted average number of shares of the Company's common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents were anti-dilutive for fiscal 1999 and fiscal 1998. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, in the fourth quarter of fiscal 1998 and has restated all previously presented earnings per share data. Dilutive stock options represent the only difference between basic and diluted earnings per share.

Comprehensive Income

The Company adopted SFAS No. 130 Reporting Comprehensive Income in the first quarter of fiscal 1999. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

Reclassifications

Certain reclassifications have been made to prior year statements to conform to current year presentation.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard requires, among other things, recognition of future tax benefits and liabilities, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and for tax net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

The provision (benefit) for income taxes consists of the following:

                                              (dollars in thousands)
                                                    Fiscal Years
                                          --------------------------------
                                            1999        1998        1997
                                          --------    --------    --------
     Current:
       Federal                            $   (361)    $(4,495)   $  1,279
       State                                   -          (681)         53
                                          --------    --------    --------
                                              (361)     (5,176)      1,332
         Deferred:
       Federal                               1,063      (5,315)       (730)
       State                                    18         (65)       (240)
                                          --------    --------    --------
     Total provision (benefit)            $    720    $(10,556)   $    362
                                          ========    ========    ========

The effective income tax rate is reconciled to the Federal statutory rate as follows:

                                              (dollars in thousands)
                                                    Fiscal Years
                                          --------------------------------
                                            1999        1998        1997
                                          --------    --------    --------
 Federal statutory rate                         34%         34%         34%
 Income taxes (benefit) at Federal
   statutory rate                         $    655    $ (9,598)   $    492
 Increase (decrease) in taxes
   resulting from:
     State income taxes, net of Federal
       income tax benefit                       12        (916)          4
     Tax exempt municipal bond interest
       income                                              (24)        (12)
     Utilization of former Trak West
       net operating loss                      -           -          (208)
         Travel and entertainment               10          54          26
     Other                                      43         (72)         60
                                          --------    --------    --------
Income tax provision (benefit)            $    720    $(10,556)   $    362
                                          ========    ========    ========
Effective tax rate                            37.3%       37.4%       25.0%
                                          ========    ========    ========

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effect of each type of temporary difference and carryforward that generates a significant portion of the net deferred tax assets is as follows:

                                                  (dollars in thousands)
                                                  ----------------------
                                                  January 30, January 31,
                                                     1999        1998
                                                   --------    ---------
Deferred tax assets:
  Capitalized leases treated as operating
    leases for tax purposes                       $   2,295    $   2,301
  Depreciation                                        3,484        2,981
  Uniform capitalization of inventory costs           1,180        1,372
  Reserve for stores closings                           993        5,980
  Accrued rent                                          598          531
  Preacquisition basis adjustment for Trak West         -            164
  Accrued vacation reserve                              795          576
  Accrued self-insurance reserve                      3,027        2,717
  Deferred compensation                                 119          150
  Deferred income                                        33           49
  Bad debt reserve                                      148          -
  Asset impairment reserve                              238          -
  Other reserves                                        242          -
  Asset disposal reserve                                580          983
  Capital loss carryfoward                               78           64
  Net operating loss carryforward                     5,029          -
  Other                                                  83          246
                                                   --------    ---------
    Deferred tax assets                              18,922       18,114
                                                   --------    ---------

Deferred tax liabilities:
  Book basis of asset acquired as a
    result of involuntary conversion                    -           (269)
  Deferred income-insurance claim                    (1,207)         -
                                                  ---------    ---------
Deferred tax liabilities                             (1,207)        (269)
                                                  ---------    ---------
Net deferred tax assets                           $  17,715    $  17,845
                                                  =========    =========

In the opinion of management, the deferred tax asset will be realized through future earnings. The Company has a $202,000 capital loss carryforward, which will expire in fiscal year 2011. During fiscal 1999, the Company incurred a tax net operating loss of approximately $13.6 million of which $1.1 million, subject to alternative minimum tax limitations, can be carried back to prior years and $12.5 million will be carried forward. The net operating loss carryforward will expire in fiscal year 2019. As a result of Richfood's acquisition of Dart, utilization of the Company's net operating loss carryforwards is limited. Management believes that it is more likely than not that all tax carryforwards are realizable. If the Trak Merger is consummated the tax carryforwards may be further limited as a result of the change in control.

NOTE 4 - CLOSED STORE CHARGES

The Company continually evaluates its store operations and the need to close, relocate, or expand stores or convert existing Classic Trak stores into Super

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Trak or Super Trak Warehouse stores. The Company recognizes store closing costs when management decides to close a store. In prior years, the Company also has recognized the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Trak and Super Trak Warehouse concept. The costs associated with store closings are primarily unrecoverable lease obligations (rent, real estate taxes and common area charges, net of estimated sublease income) and the book value of leasehold improvements as of the actual store closing date.

As of January 30, 1999, the Company had a reserve of $2,568,000 for store closings. The reserve relates to eight stores that have been closed. The activity in the closed store reserve during the last two years is as follows:

                                                  (dollars in thousands)
                                                  -----------------------
                                                        Fiscal Years
                                                     1999          1998
                                                  ---------     ---------
Reserves, beginning of year                       $  12,838     $   2,644
  Payments                                           (3,531)       (2,187)
  Additions                                              82        15,478
  Reversals                                          (6,821)       (3,097)
                                                  ---------     ---------
Reserves, end of year                             $   2,568     $  12,838
                                                  =========     =========

The increase in the closed store reserve during fiscal 1998 was primarily due to closing 15 stores in the Pittsburgh, Pennsylvania market as a result of the poor performance of the stores. During fiscal 1999, the Company was able to negotiate favorable lease terminations resulting in a reduction of the related reserves (see Note 7 - California and Pittsburgh, Pennsylvania Operations).

The closed store reserve as of January 30, 1999 is expected to be utilized as follows:

                  Fiscal              (in thousands)
                   Year                    Total
                  ------                  -------
                   2000                   $   649
                   2001                       391
                   2002                       315
                   2003                       209
                   2004                       181
                   2005-2009                  823
                                          -------
                   Total                  $ 2,568
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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - TRANSACTIONS WITH AFFILIATES

Dart provided the Company with certain general and administrative services. In addition, the Company provided similar services to Dart and its other subsidiaries. In management's opinion, the intercompany charges for these services were equal to the costs incurred by Dart or the Company, as the case may be, to provide these functions. It is not practicable for the Company to estimate the cost it would have incurred for these services if it had operated as an unaffiliated entity.

In addition to the intercompany charges for general and administrative services, Dart charged the Company, on a monthly basis, for actual expenses that related directly to the Company's operations. Substantially all such charges were supported by invoices from unrelated parties designating the Company as recipient of the related goods or services or were for matters related to all of Dart's affiliated companies and were allocated pro rata based on usage or square footage. Amounts receivable from or payable to affiliate relate to transactions made on behalf of the Company by Dart or on behalf of Dart by the Company.

In the Company's opinion, the methods used for allocating costs described above constitute a reasonable basis on which to allocate such costs. As a result of Richfood's acquisition of Dart, these charges are being eliminated as the Company contracts for these services directly with third parties.

The following table summarizes the intercompany transactions:

                                              (dollars in thousands)
                                                    Fiscal Years
                                          --------------------------------
                                            1999        1998        1997
                                          --------    --------    --------
Due to Affiliate,
  Beginning of year                       $    177    $     18    $     71
                                          --------    --------    --------

Expense charges-
  Direct rentals (Note 6)                    2,608       1,826       1,625
  Salaries from Dart                         1,620       1,873       1,111
  Salaries to Dart                            (296)       (768)     (1,447)
  Interest on Dart loans                    (1,291)        -           -
  Other expenses                             3,384       4,121       4,529
                                          --------    --------    --------
                                             6,025       7,052       5,818
                                          --------    --------    --------

Payments                                    (6,110)     (6,893)     (5,871)
                                          --------    --------    --------
Due to Affiliate, End of year             $     92    $    177    $     18
                                          ========    ========    ========

All transactions with Dart included above are free of interest and made under current payment terms that, in management's opinion, are comparable to those with unrelated parties. The average balances of amounts due to affiliate were $248,000, $163,000, and $73,000 for fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Dart Group Corporation Loans

The Company entered into a loan agreement on January 27, 1998 with Dart which was subsequently amended on April 28, 1998. Under the terms of the loan agreement, as amended, Dart borrowed $15.0 million from Trak Auto, the repayment of which was secured by the common stock of Trak Auto owned by Dart. Interest on the loan was at a rate equal to the prime rate as set forth in The Wall Street Journal, plus one and one-half percent (1.5%). Interest was payable monthly and the principal was payable in two equal installments on February 3, 1999 and July 31, 1999. During August 1998, Dart paid the Company $4.0 million of the principal amount of this loan. On February 3, 1999 Dart paid the $7.5 million principal payment due on the loan, and on March 12, 1999, Dart paid the $3.5 million remaining balance of the loan.

In addition, the Company advanced Dart approximately $3.2 million in November 1997, which was evidenced by a promissory note. Dart repaid this $3.2 million advance in August 1998.

Also, see Note 6 - Commitments - Related Party Leases and License Agreements.

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

The following is a schedule of future minimum payments under capital leases and non-cancelable operating leases and license agreements that have initial or remaining terms in excess of one year at January 30, 1999. The imputed interest rate on capital leases is 15.0% in the aggregate.

                                         (dollars in thousands)
      Fiscal                          Capital Leases          Operating
       Year                     (see Related Party Leases)      Leases
      ------                    --------------------------    ---------
      2000                             $    3,944                16,527
      2001                                  4,074                15,268
      2002                                  4,185                13,539
      2003                                  4,398                12,286
      2004                                  4,630                10,265
      2005-2017                            50,117                19,463
                                       ----------             ---------
           Total                           71,348             $  87,348
                                                              =========
Less-Imputed interest                      44,392
                                       ----------
Present value of net
 minimum lease payments                    26,956
Less-Current maturities                       338
                                       ----------
Long-term capital lease
 obligations                           $   26,618
                                       ==========

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The above table includes $3,500,000 for store operating leases where the store has been closed and a portion of the lease obligation has been accrued in the store closing reserve. Minimum operating lease obligations have not been reduced by total future minimum sublease rentals of $929,000 under noncancelable leases.

Rent expense for store operating leases and license agreements are as follows:

                                              (dollars in thousands)
                                                     Fiscal Years
                                          --------------------------------
                                            1999        1998        1997
                                          --------    --------    --------
Minimum rentals                           $ 15,368    $ 23,002    $ 21,963
Contingent rentals                             505         443         349
                                          --------    --------    --------
Total                                     $ 15,873    $ 23,445    $ 22,312
                                          ========    ========    ========

Related Party Leases and License Agreements

One of the Company's stores is subleased from Crown Books Corporation ("Crown Books"), a majority-owned subsidiary of Dart and one store is subleased from Shoppers Food Warehouse Corp., a wholly-owned subsidiary of Dart. These two sublease agreements provide for various termination dates which, assuming renewal options are exercised, range from 1999 to 2020, and require the payment of future minimum rentals aggregating $3,890,000 at January 30, 1999. These sublease agreements also require payment of a percentage of sales in excess of a stated minimum, and are included in the lease and license commitments table above as operating leases. Annual rentals for these subleases with Dart's subsidiaries was $180,000 in each of fiscal 1999, 1998, and 1997.

The Company leases a 176,000 square foot distribution center located in Bridgeview, Illinois from Bridgeview Warehouse L.L.C., a wholly-owned subsidiary of Dart. The original lease, which commenced in 1984, is for thirty years and six months and provides for rent increases of approximately 15% every five years over the term of the lease. The current annual rental is $754,000. The lease also requires the payment of maintenance, utilities, insurance and real estate taxes on the warehouse. This lease agreement has been classified as a capital lease and is included under the Capital Leases caption of the lease commitment table above. If the Trak Merger is consummated, the lease for the Bridgeview facility will be amended. The amendment provides that the rent shall become fixed at $754,000 per year for the remainder of the term of the lease and that the Company will vacate the premises on six months notice.

The Company subleases from Dart 210,000 square feet of a distribution center and office facility located in Landover, Maryland which it shares with Dart and Crown Books. The original sublease commenced in 1985 with a term of thirty years and six months and provides for rent increases of approximately 15% every five years over the term of the sublease. The Company's current annual rental is $1,647,000. In addition, the sublease requires the payment of maintenance, utilities, insurance and real estate taxes allocable to the space subleased. This lease agreement has been classified as a capital lease and is included under the Capital Leases caption of the lease commitment table above. Under

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the terms of an amendment to the sublease that will only become effective if the Trak Merger is consummated, the Company agreed to vacate the warehouse and the lease will be terminated six months after the effective time of the Trak Merger. Dart will defer receipt of rent and other payments otherwise due under the sublease for a period of twelve months from the effective time of the Trak Merger. In addition to the rent and other payments that Dart deferred, HalArt will cause the Company to pay Dart a lease termination fee equal to six months of base rent on the first anniversary of the effective time of the Trak Merger.

The Company has an agreement with Dart to use space in a warehouse facility located adjacent to the above described distribution center and office facility on a month-to-month basis. The warehouse is owned by a wholly-owned subsidiary of Dart. The rental is variable and depends on the amount of on square footage utilized by the Company. In fiscal 1999, the rental was approximately $207,000. The arrangement also requires the Company to pay a pro-rata share of utilities, real estate taxes and maintenance.

The Company leases a 317,000 square foot distribution center located in Ontario, California from a partnership that Ronald S. Haft, a former Dart shareholder controls. The property has been vacant since April 1998 as a result of the sale of the Company's California operations in December 1997. The lease, which commenced in 1989, is for 20 years and provides for increasing rental payments, based upon the Consumer Price Index for the Los Angeles area, over the term of the lease. The current annual rental is $1,516,000. The lease also requires the Company to pay for maintenance, utilities, insurance and real estate taxes. This lease agreement has been classified as a capital lease and is included under the Capital Leases caption in the lease commitment table above. As part of a settlement with Ronald S. Haft (see Note 9 - Litigation), Mr. Haft agreed to transfer the Ontario, California distribution center to Dart (or a subsidiary). The transfer is subject to contingencies, including bankruptcy court and mortgagee approval. Dart and the Company have executed an agreement whereby Dart will indemnify the Company against any and all liabilities and obligations including, without limitation, obligations to pay rent, perform maintenance, make repairs or otherwise perform any non-rent obligations, provided the
Company: (1) vacates the warehouse and (2) transfers to Dart any economic benefits derived from any sublease or license with a third party related to the property as an offset against Dart's indemnification obligation. In the event that a wholly-owned subsidiary of Dart acquires title to the warehouse and prepays or refinances a mortgage note executed by the current owner of the warehouse, the lease will be terminated. In consideration of Dart's indemnity and agreement to terminate the lease, HalArt has agreed to cause the Company to pay Dart a lease termination fee in an amount equal to twelve months of current base rent on the first anniversary of the effective time of the Trak Merger. The agreement will only become effective if the Trak Merger is consummated.

Employment Arrangements

The Company has entered into employment agreements with several key employees. The employment agreements are for one-year or two-year terms and are automatically extended one year or two years at the end of the fiscal year, unless the individual is terminated for cause. The agreements provide for

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

annual compensation increases following review and performance appraisal by the Compensation Committee of the Board of Directors. Total commitments under employment agreements are approximately $1,207,000 at January 30, 1999.

NOTE 7 - CALIFORNIA AND PITTSBURGH, PENNSYLVANIA OPERATIONS

Sale of California Operations

Pursuant to an October 6, 1997, purchase agreement between the Company and CSK Auto, Inc. ("CSK"), the Company sold its interest in its California operations, including inventory, store fixtures and store leases to CSK. The Company and CSK consummated the transaction in December 1997 for an aggregate purchase price of approximately $32.8 million. The Company realized a pre-tax loss of $8.2 million (net of a reduction in the LIFO reserve of approximately $2.3 million) on the sale to cover losses associated with the sale of assets and exposure under remaining lease obligations. The Company has recorded this loss in the accompanying Consolidated Statements of Operations. The Company remains liable as a party to certain store leases that it assigned to CSK, however CSK has agreed to honor the terms of these leases. The total obligation for these leases was approximately $22.4 million at December 8, 1997 through the end of the then earliest termination date.

Closure of Pittsburgh, Pennsylvania Operations

On January 27, 1996, the Company acquired the inventory and fixed assets of 14 auto part stores in Pittsburgh, Pennsylvania for approximately $6,200,000. The purchase price included approximately $1,582,000 for favorable lease rights, which was being amortized over the primary term of the leases and any option periods beginning before February 1999.

After two years of disappointing performance, the Company closed these stores and one additional store it had opened, on January 31, 1998. Accordingly, the Company recorded a provision for closed stores of approximately $14.9 million for the unamortized leasehold improvements and lease rights (discussed above) and remaining lease obligations (see Note 4 - Closed Store Charges). During fiscal 1999, the Company was able to negotiate favorable early terminations for a number of the store leases. Accordingly, during fiscal 1999, the Company reversed approximately $6.8 million of the closed store reserve.

NOTE 8 - BOARD OF DIRECTORS

In October 1994, the Board established an Executive Committee comprised of the outside directors, to conduct the affairs of the Company with respect to matters that were the subject of disputes between the then Chairman of the Board and Chief Executive Officer of the Company, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. In September 1994, Dart's Board of Directors had established an Executive Committee at Dart with membership and authority similar to that of the Company's Executive Committee. The disputes between Herbert H. Haft and Ronald S. Haft concerning issues involving both Dart and Trak Auto were extensive. Accordingly, the respective Executive Committees assumed day-to-day involvement in these disputed issues and other matters affecting Dart and Trak Auto, in particular matters relating to

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

litigation to which Dart or Trak Auto was then a party. As a result of the settlement of litigation with certain members of the Haft family (see Note 9 Litigation), the Executive Committee no longer exists.

Members of the Executive Committee were compensated at a rate of $275 per hour plus reimbursement of expenses. Compensation paid by Dart and its subsidiaries, including the Company, to members of the Executive Committees for their services on those committees were approximately $150,000, $1,137,000, and $1,299,000 in fiscal 1999, fiscal 1998 and fiscal 1997, respectively ($39,000, $379,000 and $438,000 paid by the Company in fiscal 1999, fiscal 1998 and fiscal 1997 respectively).

NOTE 9 - LITIGATION

Employment Litigation

In January 1998, the Company was named as a defendant in two class action lawsuits (Amezcua v. Trak Auto Corporation, Superior Court of the State of California, Action No. BC183900 and Tett, v. Trak Auto Corporation, Superior Court of the State of California, Action No. BC186931) involving former California employees of the Company who alleged that the Company engaged in improper wage-and-hour practices. The suits claimed that former salaried employees should have been paid overtime.

The Company has entered into a settlement agreement pursuant to which the maximum exposure of the Company to members of the classes in both class action lawsuits was $4.5 million. During August 1998, the Company funded $4.5 million to an escrow account for payments to class members of these lawsuits, and after payments to class members, approximately $183,000 of the escrow remains as of January 30, 1999. This amount is classified on the Consolidated Balance Sheets as Restricted Escrow Funds. In addition, the Company recorded a receivable of approximately $3.8 million at January 30, 1999 for recovery of the amounts from its insurance carriers and recorded a net provision of approximately $0.5 million during fiscal 1999 for the settlement, which has been recorded as Selling and Administrative Expenses on the Consolidated Statements of Operations. In March 1999, the Company received the $3.8 million insurance receivable.

Shareholder Litigation

During fiscal 1998 Dart and the Company settled all litigation and disputes between Dart and the Company on the one hand and members of the Haft family (former stockholders of Dart and the Company) on the other hand and all related claims and litigation.

As a result of these settlements, members of the Haft family no longer own common stock or options for common stock of Dart or the Company. In fiscal 1998, the Company paid approximately $1.6 million for its portion of these settlements.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material adverse effect upon the Company's consolidated financial condition and results of operations.

The Company recorded legal expenses of approximately $1.2 million, $1.0 million and $1.7 million during fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

NOTE 10 - CREDIT AGREEMENT

In December 1996, the Company entered into a revolving credit facility with a finance company to borrow up to $25.0 million. The credit facility has an original term of three years. As of January 30, 1999, the Company had not borrowed under the credit facility. Borrowings under the credit facility bear interest at rates ranging from prime rate minus 0.50% to prime rate plus 0.25%, for prime rate loans, and LIBOR plus 1.5% to LIBOR plus 2.25%, for LIBOR loans. Interest rates are based upon the Company's ratio of debt to tangible net worth. Borrowings are limited to eligible inventory levels, as defined, and are secured by the Company's inventory, accounts receivable, and proceeds from the sale of such assets. The credit facility contains certain restrictive covenants including limitations on additional indebtedness and advances to affiliates.

Interest on prime rate loans is payable monthly. Interest and principal on LIBOR loans is payable between one and six months from the borrowing date. LIBOR loans are subject to a prepayment penalty and may be continued for a subsequent one to six month period. LIBOR loans may be converted to prime rate loans and vice versa. The credit facility includes a facility fee of .25% per annum on the unused principal balance, as defined. No single advance may be outstanding for more than 36 months. Pursuant to a provision of the credit facility that allows the Company to terminate the credit facility upon 60-days prior written notice to the lender, the Company has notified the lender of its intent to terminate the credit facility. In the event that the facility is not terminated, the lender may terminate it as of December 18, 1999 or on any anniversary date thereafter upon 60-days prior written notice to the Company.

NOTE 11 - EMPLOYEES' BENEFIT PLANS

The Company has a 401(k) Retirement Plan for all employees projected to work 1,000 hours per year after 90 days of continuous employment. The Company is obligated to contribute an amount equal to 25% of each employee's deferral up to 6% of the deferral. The Company's contributions were approximately $187,000, $330,000 and $346,000 for fiscal 1999, 1998 and 1997, respectively.

In March 1996, the Company established a nonqualified deferred compensation plan for certain officers and key employees of the Company. The Company contributes an amount equal to 25% of the employees deferral in the nonqualified deferred compensation plan and the 401(k) plan together up to 6% of each individual's deferral. The contributions were $10,000, $9,000 and $15,000 in fiscal 1999, fiscal 1998 and fiscal 1997.

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company maintains a non-contributory profit-sharing plan for all full-time employees with one year of continuous employment. The Company's annual contribution to the plan is based on a discretionary percentage of the Company's consolidated net income, as defined in the plan, and as determined by the Board of Directors. The Company's contribution was approximately $99,000 in fiscal 1997. There were no contributions in either fiscal 1999 or fiscal 1998.

NOTE 12 - STOCK OPTION PLANS

The Company has a stock option plan and accounts for the plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                (dollars in thousands, except per share data)

                                                     Fiscal Year
                                         -----------------------------------
                                            1999        1998          1997
                                         ---------    ---------    ---------
Net Income (Loss):
  As Reported                            $   1,208    $ (17,673)   $   1,084
  Pro Forma                                    797      (18,542)         737
Net Income (Loss) per share (diluted):
  As Reported                            $     .20    $   (2.99)   $     .18
  Pro Forma                                    .13        (3.14)         .12

The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to 1995.

The weighted average fair value of options granted was $5.66 for options granted during both fiscal 1999 and fiscal 1998. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, and 1998, respectively: risk free rates of approximately 5.5%, and 5.4% during fiscal 1999 and fiscal 1998, respectively; no expected dividends; expected lives of 5.0 years; and expected volatility of 60.0% and 40% during fiscal 1999 and fiscal 1998, respectively.

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

                     TRAK AUTO CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Information concerning the 1993 Option Plan:

                               Number       Option Price    Weighted Average
Outstanding at               of Options      per Share       Exercise Price
                              -------      -------------        -------
  February 3, 1996            268,288      $12.50-16.125        $ 14.61
    Granted                   193,800             16.75           16.75
    Exercised                 (10,223)      12.50-16.125          13.13
    Forfeited                 (15,585)      12.50-16.75           14.78
                              -------      -------------        -------
Outstanding at
 February 1, 1997             436,280       12.50-16.75           15.59
    Granted                   212,250       11.25-13.00           12.98
    Exercised                    (400)            12.50           12.50
    Forfeited                 (74,674)      12.50-16.75           12.50
                               ------      -------------        -------
Outstanding at
  January 31, 1998            573,456       11.25-16.75           14.64
    Granted                     3,000             10.00           10.00
    Exercised                     -              -                  -
    Expired                   (29,108)            12.50           12.50
    Forfeited                (212,787)      12.50-16.75           14.48
                              -------      -------------        -------
Outstanding at
  January 30, 1999            334,561      $10.00-16.75         $ 14.69
                              =======      =============        =======

Options to purchase 212,737 shares were exercisable at January 30, 1999 and 881,606 options remained available for grant. At January 30, 1999, the weighted average contractual life of the options outstanding was 2.5 years.

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

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures

          None.

                                    PART III

The following Items 10 through 13 are incorporated herein by reference to the Company's definitive Proxy Statement related to the Company's annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

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

(a)(3)            Exhibits

       2.1 Agreement and Plan of Merger, dated as of March 11, 1999, by and among Trak Auto Corporation, HalArt, L.L.C. and HalArt (Delaware), Inc. (incorporated by reference to Exhibit 2.1 to Trak Auto's Current Report on Form 8-K filed with the Commission on March 18, 1999).

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

       10.12 Lease Agreement dated June 17, 1987 between Trak Auto West, Inc. and Haft/Equities/Rose Hill Limited Partnership (incorporated by reference to Exhibit 10(vvvv) to Trak Auto's 1989 Form 10-K). (670)

       10.13 Lease Agreement dated May 18, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation and License Termination Agreement date March 31, 1990 between Retail Lease Acquisition Limited Partnership and Trak Corporation re: Enterprise (incorporated by reference to Exhibit 10(ccccc) to Trak Auto's 1991 Form 10- K)(614).

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

       10.38 Employment Agreement between Trak Auto and David MacGlashan dated as of January 24, 1995 (incorporated by reference to Exhibit 10.48 to Trak Auto's 1995 Form 10-K).

       10.39 Financing Agreement, dated December 18, 1996, between Trak Auto Corporation and The CIT Group/Business Credit, Inc. (Incorporated by reference to Exhibit 10.43 to Trak Auto's 1997 Form 10-K).

       10.40 Employment Agreement between Trak Auto and Robert H. Thomas dated as of June 2, 1997.

       10.41 Amended and Restated Loan Agreement dated April 28, 1998 and Pledge Agreement dated January 27, 1998 between Trak Auto and Dart.

       11         Statement on Computation of Per Share Net Income.

       21         Subsidiaries of Trak Auto Corporation

       23         Consent of Independent Public Accountants

       27         Financial Statement Schedules

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

(b)    Reports on Form 8-K

       Trak Auto did not file any Current Reports on Form 8-K during the fourth quarter of the fiscal year ended January 30, 1999.


       Subsequent to the fiscal year ended January 30, 1999 Trak Auto filed one Current Report on Form 8-K.

              1. Trak Auto filed a Current Report on Form 8-K on March 18, 1999 reporting under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) that Trak Auto had entered into an agreement of merger with HalArt L.L.C.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRAK AUTO CORPORATION


Date: April 28, 1999              By: /s/ R. Keith Green
      -----------------------         --------------------------------
                                      R. Keith Green
                                      Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 28, 1999                  /s/ R. Keith Green
      -----------------------         --------------------------------
                                      R. Keith Green
                                      Director and President


Date: April 28, 1999                  /s/ John E. Stokely
      -----------------------         --------------------------------
                                      John E. Stokely
                                      Director


Date: April 28, 1999                  /s/ John C. Belknap
      -----------------------         --------------------------------
                                      John C. Belknap
                                      Director


Date: April 28, 1999                  /s/ Alec C. Covington
      -----------------------         --------------------------------
                                      Alec C. Covington
                                      Director


Date: April 28, 1999                  /s/ Ben Holcomb
      -----------------------         --------------------------------
                                      Ben Holcomb
                                      Director


Date: April 28, 1999                  /s/ Harlan Seymour
      -----------------------         --------------------------------
                                      Harlan Seymour
                                      Director


Date: April 28, 1999                  /s/ David B. MacGlashan
      -----------------------         --------------------------------
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